Form 10-Q
period 2026-03-31
Madison Air Solutions Corp
filed 2026-05-12
CIK 2098430

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______
Commission File Number: 001-43236

Madison Air Solutions Corporation
(Exact name of registrant as specified in its charter)

Delaware	41-2529345
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

444 West Lake Street, Suite 4460
Chicago, IL 60606
(Address of principal executive offices) (Zip Code)

(312) 262-6374
(Registrants telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0000001	MAIR	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☐ No ☑
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2) of the Exchange Act). Yes ☐ No ☑
The registrant had outstanding 176,888,113 shares of Class A common stock and 324,379,859 of Class B common stock at April 17, 2026.

Table of Contents

Page

Forward-Looking Statements	3
About Madison Air	4
Management's Discussion and Analysis of Financial Condition and Results of Operations	4
Quantitative and Qualitative Disclosures about Market Risk	17
Controls and Procedures	17
Other Financial Information	18
Financial Statements (Unaudited)	19
Madison Air Solutions Corporation Condensed Consolidated Balance Sheets (Unaudited)	19
Madison Air Solutions Corporation Notes to the Balance Sheets (Unaudited)	20
Madison Industries IAQ Solutions Corporation Condensed Consolidated Balance Sheets (Unaudited)	22
Madison Industries IAQ Solutions Corporation Condensed Consolidated Statements of Income (Loss) (Unaudited)	23
Madison Industries IAQ Solutions Corporation Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)	24
Madison Industries IAQ Solutions Corporation Condensed Consolidated Statements of Shareholder’s Equity (Deficit) and Noncontrolling Interests (Unaudited)	25
Madison Industries IAQ Solutions Corporation Condensed Consolidated Statements of Cash Flows (Unaudited)	26
Note 1. Introduction	27
Note 2. Basis of Presentation and Summary of Significant Accounting Policies	27
Note 3. Revenue Recognition	28
Note 4. Fair Value of Financial Instruments	29
Note 5. Goodwill and Other Intangible Assets	29
Note 6. Inventories	30
Note 7. Property, Plant and Equipment	30
Note 8. Income Taxes	30
Note 9. Accrued Expenses and Other Current Liabilities	31
Note 10. Debt	31
Note 11. Derivative Financial Instruments	32
Note 12. Leases	33
Note 13. Employee Benefit Plans	34
Note 14. Equity Appreciation Rights	35
Note 15. Related Party Transactions	36
Note 16. Earnings Per Share	36
Note 17. Product Warranties	36
Note 18. Accumulated Other Comprehensive Income	36
Note 19. Segment Information	37
Note 20. Commitments and Contingencies	38
Note 21. Subsequent Events	39
Exhibits	40
Form 10-Q Cross Reference Index	40
Signatures	41

Forward-Looking Statements. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"), as amended. For these statements, we claim the protections of the safe harbor for forward-looking statements contained in such Sections. The forward-looking statements included herein are subject to risks and uncertainties. All statements other than statements of historical fact are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “will,” “should,” “can have,” “positions,” “likely,” “target,” “goal,” “strategy” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected costs, expenditures, cash flows, margin expansion, growth rates and financial results or our plans and objectives for future operations, growth initiatives or strategies are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:
•our estimates of the size of the markets we serve, including our total addressable market and the runway for growth in those markets, prove to be inaccurate;
•an inability to reduce or effectively manage our significant indebtedness and interest expense, including through the use of proceeds from the Company's initial public offering and any future financings or refinancings;
•a failure to develop and maintain effective internal control over financial reporting, including a failure to design and implement sufficient controls to remediate our material weaknesses;
•the markets into which we sell our products and services decline, do not grow as expected, experience cyclicality or shift towards products or services outside of our portfolio;
•changes in the general economy, the housing market or other business conditions;
•difficulties executing, integrating or realizing expected benefits from acquisitions, dispositions or joint ventures, or exposure to unexpected liabilities from such transactions;
•the restrictions imposed on our ability to conduct primary follow-on equity offerings during the two-year period following the Organizational Transactions and associated limitations on our ability to raise equity capital to fund growth initiatives, acquisitions or other strategic opportunities;
•increasing competitive pressures in our industry and the markets in which we operate;
•difficulties implementing our 80/20 operating model or other strategies intended to improve organic growth, including our AI initiatives;
•an inability to demonstrate or communicate the benefits of our Return on Air value proposition;
•the loss of key customers;
•delays, failures or other challenges in developing and commercializing new versions of our products or new features and accessories;
•unsuccessful efforts to expand into adjacent markets;
•supplier shortages, rising raw material costs or disruptions in our distribution network;
•inconsistent practices, controls or decision-making arising from our decentralized organizational structure;
•the incurrence of events causing an impairment of goodwill or other asset impairment charges;
•disruption of our operations in our manufacturing facilities, wholesale locations or key customer operations, including as a result of tariffs or other trade policies;
•failures to protect or defend our intellectual property, including trade secrets or proprietary know-how, or our infringement, misappropriation or other violations of others’ intellectual property;
•operational disruptions at manufacturing, wholesale, or key customer locations, as well as labor shortages, disruptions or challenges in attracting and retaining qualified personnel;
•geopolitical conflicts, cybersecurity attacks, natural disasters, climate change, weather and seasonality that disrupt operations or adversely impact demand;
2026 1Q Madison Air 3

•changes in or noncompliance with varying domestic and foreign laws, regulations or government contracting requirements;
•warranty claims, product liability matters, recall claims, litigation or other legal proceedings, including alleged intellectual property infringement claims;
•violations of environmental, health and safety laws and regulations;
•changes in government regulations, trade policies and tariffs;
•decisions made by our Founder (as defined in the Prospectus) who controls us; and
•other factors disclosed in the section entitled "Risk Factors" of our prospectus (the "Prospectus") filed pursuant to Rule 424(b)(4) with the Securities and Exchange Commission ("SEC") on April 17, 2026.
We derive many of our forward-looking statements from our operating budgets and forecasts, which are based on many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are disclosed under the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Prospectus and the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Quarterly Report on Form 10-Q. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements as well as other cautionary statements that are made from time to time in our other SEC filings and public communications. You should evaluate all forward-looking statements made in the context of these risks and uncertainties.
We caution you that the important factors referenced above may not contain all of the factors that are important to you. In addition, we cannot assure you that we will realize the results or developments we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our operations in the way we expect. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date hereof. We undertake no obligation to update or revise any forward-looking statement as a result of new information, future events or otherwise, except as required by law.
About Madison Air
Madison Air Solutions Corporation (NYSE: MAIR) ("Madison Air" or the "Company") is an air quality solutions provider serving priority commercial and residential markets. Through its portfolio of trusted brands, including Addison, AprilAire, Big Ass Fans, Broan-NuTone, Nortek Air Solutions, Nortek Data Center Cooling and Reznor, the company helps customers improve performance, protect critical assets and create healthier indoor environments. Madison Air's mission is to make the world safer, healthier and more productive through the power of better air.
Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity, and cash flows of Madison Air Solutions Corporation as of and for the periods presented below. The following discussion and analysis of our financial condition and results of operations should be read together with the unaudited consolidated financial statements and the related notes and other financial information of Madison Air Solutions Corporation and Madison Industries IAQ Solutions Corporation ("MIAQ Solutions") included elsewhere in this Quarterly Report on Form 10-Q as well as audited consolidated financial statements and the related notes and other financial information of Madison Air Solutions Corporation and Madison Industries IAQ Solutions Corporation included in the prospectus (the "Prospectus") filed pursuant to Rule 424(b)(4) with the Securities and Exchange Commission ("SEC"). The following discussion contains forward-looking statements that involve risks and uncertainties. Actual results and timing of selected events could differ materially from those discussed or implied by the forward-looking statements as a result of various factors, including those discussed below and detailed elsewhere in this Quarterly Report on Form 10-Q, particularly in the section entitled “Forward-Looking Statements.” The operating results presented within this section are not necessarily indicative of the results that may be expected in any future period.
This Quarterly Report on Form 10-Q covers a period prior to the completion of Madison Air Solutions Corporation’s initial public offering (“IPO”) on April 17, 2026. In connection with the completion of the IPO, we effected a series of organizational transactions described in the unaudited consolidated financial statements included herein.
Unless we state otherwise or the context otherwise requires, the terms “we,” “us,” “our,” “our business,” “the Company,” “Madison Air” and similar references refer: (1) on or following the consummation of the organizational transactions, to Madison Air Solutions Corporation and its consolidated subsidiaries, including Madison Industries IAQ Solutions Corporation and its consolidated subsidiaries, and (2) prior to the consummation of the organizational transactions, to Madison Industries IAQ Solutions Corporation and its consolidated subsidiaries.
2026 1Q Madison Air 4

Business Overview
We take up to 25,000 breaths a day and spend up to 90% of our lives indoors, often breathing air that’s up to two to five times more polluted than outdoor air. Yet most people rarely think about the air we breathe at home, at schools, in healthcare facilities and at work. Poor air quality doesn’t just affect comfort; it undermines health, productivity and performance.
At Madison Air, we see air differently. Our mission is to make the world safer, healthier and more productive through the power of better air. We’ve built a business that transforms air into tangible outcomes for customers and provides long-term growth opportunities for investors. We call this Return on AirTM.
We believe Madison Air is a leader in the mission-critical indoor air solutions market, powered by differentiated technologies that deliver superior air quality and tangible results: higher productivity, lower energy costs and improved operational performance in the most demanding environments.
From protecting uptime in a data center with Nortek Data Center Cooling, to enabling precision manufacturing with Nortek Air Solutions, to keeping families healthier at home with AprilAire and improving productivity and retention in the workplace with Big Ass Fans – better air delivers better outcomes. That’s the Madison Air advantage.
Trends and Other Factors Affecting Our Business and Results of Operations
We believe that our performance and future success depend on many factors that present significant opportunities for us but also pose risks and challenges, including those discussed below. The following are key factors that have, and may continue to, affect our operating results and financial performance:
Impacts of Macroeconomic and Geopolitical Conditions. Our operating results have been, and will likely continue to be, influenced by numerous factors affecting the markets we serve, including levels of residential and non-residential new construction, aging commercial and residential building stocks, and megatrends including energy resilience, AI and cloud-computing growth, reshoring of advanced manufacturing, and a growing focus on human health. New residential and non-residential construction activity and, to a lesser extent, residential remodeling and replacement activity are affected by seasonality and cyclical factors such as interest rates, credit availability, inflation, consumer spending, employment levels and other macroeconomic factors.
U.S. trade policy continues to evolve, contributing to macroeconomic uncertainty. In February 2026, the U.S. Supreme Court invalidated certain tariffs previously imposed under emergency authorities, resulting in potential refund obligations and ongoing litigation. The Company is currently evaluating its exposure related to these matters, including the potential for refunds of previously paid tariffs. Based on information available to date, the Company has not recognized any amounts related to these potential refunds in its condensed consolidated financial statements. The ultimate outcome, including the timing and amount of any refunds, remains uncertain and may be affected by ongoing administrative processes. Concurrently, the U.S. government has implemented new tariffs, including a temporary global tariff and targeted duties on certain imported goods and raw materials, and has indicated that additional measures may be forthcoming. The Company is also monitoring ongoing trade negotiations with key partners, including Canada and Mexico, and potential changes to rules of origin and other provisions that could affect the availability of duty-free treatment. These developments, along with elevated global tariff levels and increasing protectionist measures in other jurisdictions, may result in increased input cost, supply chain disruptions, pricing volatility, and reduced demand for the Company's products.
The majority of our operations are conducted in the United States. However, we have and continue to source raw materials from international suppliers and conduct operations in Canada, Mexico, China, the U.K. and throughout Europe, which exposes us to these operational, supply chain, and cost structure risks as well as foreign currency exchange rate fluctuations. These fluctuations can affect our input costs and procurement strategies. To help manage this risk, we utilize foreign exchange contracts to hedge a portion of our exposure. Changes in trade policies and regulations may make importing products and raw materials from China, Mexico, Canada and other countries more difficult and more costly. While we seek to continue to manage these dynamic geopolitical conditions, fluctuating exchange rates, and tariff policy changes, these factors may ultimately impact our input costs and overall financial performance.
Innovate and Strengthen Our Core Product Portfolio. We're building on our legacy of entrepreneurship and innovation to grow market share with new or underpenetrated products and value-added services. Our close connection to customers, at the point where decisions are made, gives us a deep understanding of their needs and the underlying market trends shaping their businesses. We believe this insight drives focused, purposeful innovation, helping us develop solutions our customers require. In addition, we believe that our new product pipeline is aligned with evolving energy efficiency requirements, which we expect will accelerate replacement demand. We have identified opportunities to enhance and extend our product portfolio, particularly in attractive, high-growth end markets like healthcare and cleanrooms where increasingly stringent building codes related to indoor air quality, digitization, and energy efficiency are driving demand. As we bring new products and enhancements to market, we may incur additional operating expenses,
2026 1Q Madison Air 5

including research and development expense. Furthermore, we intend to capture additional upgrade and replacement opportunities by integrating more digital applications and features into our solutions.
Expand into Adjacent Markets. We believe that our application expertise, scale and breadth of products and services position us to expand our existing product lines into adjacent markets. We've identified opportunities where we believe we can bring existing product categories into new or adjacent niches - especially where we already have existing channel relationships. We plan to leverage our market position, trusted hero brands, deep customer and channel relationships, application expertise, differentiated technologies, and flexible manufacturing footprint to strategically enter these markets. Our Return on Air value proposition underpins this approach. For example, our comfort cooling solutions for manufacturing and logistics deliver safety, productivity and energy efficiency — Return on Air. Our ability to grow revenues is dependent on our ability to scale our offerings and enter adjacent markets.
Streamline Operations and Manage Costs with Owner’s Mindset. We're focused on simplifying our operations and managing costs with discipline. Across the enterprise, we are executing on opportunities to improve operational efficiency and reduce costs. These enhancements primarily revolve around supply chain, footprint and manufacturing efficiencies, automation, human capital management, benefits and insurance consolidation, and headcount planning. Areas of focus include product line transfers to lower-cost facilities while balancing labor, transportation and capital expenditure requirements, utilization and productivity improvements (including through our 80/20 operating model) and standardized management techniques designed to reduce cost of goods sold and general and administrative expenses.
Our 80/20 operating model focuses our attention and resources on the most important elements of our business. The 80/20 operating model is designed to create a systematic process and tool set from which our teams simplify product offerings, focus resources and drive efficiency. We believe this philosophy is a key enabler to sustainable improvement in our operating and financial performance and has the potential to create further competitive advantages and an enhanced financial profile over time.
Pursue Value-Enhancing Acquisitions and Divestitures. As part of our business strategy, we will continue to pursue strategic acquisition opportunities where we can accelerate growth and improve profitability by applying our mission, culture and disciplined 80/20 operating model.
Leverage. We are a highly leveraged company, and our interest expense is significant. As of March 31, 2026, we had $5,712.5 million of aggregate principal amount of outstanding indebtedness and $12.9 million of letters of credit outstanding, of which $5.7 million reduces our borrowing capacity, resulting in up to $334.3 million of additional borrowing capacity available under the Revolving Credit Facility. If interest rates increase, certain portions of the debt service obligations on the loans will increase and cash required for servicing indebtedness will increase. Our significant indebtedness limits our flexibility in planning for, or reacting to, changes in our business and future business opportunities since a substantial portion of our cash flow from operations will be dedicated to servicing our indebtedness, and this may place us at a disadvantage to competitors who are less leveraged. Our leverage also makes us more vulnerable to a downturn in our business, industry or the economy in general.
The Company received net proceeds from the IPO and concurrent private placement of $2,584.2 million after deducting underwriting fees and commissions (excluding offering related expenses). Proceeds from the IPO and private placement, together with $77.1 million of cash on hand, were used to repay $2,661.2 million of outstanding borrowings under the Initial Term Loan Facility and Incremental Term Loan Facility, consisting of $2,425.7 million of principal and $35.5 million of accrued interest on our Initial Term Loan and $158.4 million of principal and $41.6 million of accrued interest on our Incremental Term Loan..
Incremental Public Company Expenses. During the period leading up to, and following our IPO, we have will incurred and will continue to incur significant expenses that we did not incur as a private company. Those costs include director and officer liability insurance expenses, as well as costs associated with third-party and internal resources related to accounting, auditing, Sarbanes-Oxley Act compliance, legal, and investor and public relations activities. These costs will generally be expensed as selling, general and administrative expenses in the consolidated statements of income.
Seasonality. Certain of our sales are seasonal as construction, repair and restoration activity generally increases during the summer months when there is favorable weather and longer daylight conditions. For certain high volume low speed fan customers, sales peak in the summer months as fans are replaced whereas sales of unit heaters and other heat products peak in the winter months. Significant tropical storms, hurricanes, regional floods and deep freezes increase the demand for restoration dehumidifiers and fans; such events are sporadic in nature and typically occur during their respective seasons. This seasonality is generally mitigated by other products and services we provide that have no material seasonal effect.
Key Performance Indicators
Our management team also monitors key performance indicators to assist us in evaluating the performance of our business, including backlog and orders. We believe these key performance indicators are useful to investors in
2026 1Q Madison Air 6

understanding and evaluating our results of operations in the same manner as our management team. However, the presentation of key performance indicators is presented for supplemental information purposes only and should not be considered as superior to or as a substitute for financial information presented in accordance with GAAP and may be different from similarly titled key performance indicators used by other companies. Key performance indicators have limitations as analytical tools, and you should not consider them in isolation, or as substitutes for an analysis of our results as reported under GAAP.
Backlog and Orders. Backlog and orders are additional metrics that are meant to provide management with a deeper level of insight into the progress of specific strategic and growth initiatives. Backlog represents the total expected future revenue from confirmed customer orders that have been received but not yet shipped or rendered as of a given date. Backlog is applicable to sales of products, systems and services.
Orders represent the dollar value of customer purchase commitments signed over a given period, with confirmed pricing, quantities, and delivery terms. Orders provide management with a signal of customer demand for the Company’s products and services, as well as an indication of future revenues and performance. However, the timing and conversion of backlog and orders are subject to numerous uncertainties and risks and are not necessarily indicative of the amount of revenue to be earned in the upcoming fiscal year.
The following tables summarize backlog and orders for the Commercial and Residential segments. Orders related to acquired companies are included from the date of acquisition forward:

Backlog	March 31, 2026	December 31, 2025	March 31, 2025
Commercial	$2,456.5	$2,095.2	$1,091.3
Residential	63.7	65.6	69.3
Total	$2,520.2	$2,160.8	$1,160.6

	Three months ended March 31,
Orders	2026	2025
Commercial	$993.9	$677.9
Residential	320.0	204.4
Total	$1,313.9	$882.3
As of March 31, 2026 our consolidated backlog was $2,520.2 million, an increase of $359.4 million or 16.6% from December 31, 2025 and an increase of $1,359.6 million or 117.1% from March 31, 2025.The increases were fueled by backlog related to our Commercial segment which closed at $2,456.5 million as of March 31, 2026, an increase of $1,365.2 million or 125.1% from March 31, 2025. Orders related to our Commercial segment increased $316.0 million, or 46.6%, to $993.9 million as of March 31, 2026 compared to the three months ended March 31, 2025. This growth for both backlog and orders builds on momentum from 2025, with progress across several key technologies including thermal management, where we continue to win new projects and customers in the air, liquid, and hybrid cooling market, as well as air handling and energy efficiency.
Residential segment backlog remained relatively flat from December 31, 2025 to March 31, 2026, while orders grew $115.6 million, or 56.6%, to $320.0 million, compared to the three months ended March 31, 2025.
For the period from January 1, 2025 to March 31, 2025, AprilAire’s commercial brands generated orders of $26.0 million, that would have been accounted for in Madison Air’s Commercial segment had we owned AprilAire and its associated commercial brands during the period. As of March 31, 2025, AprilAire's commercial brands had backlog of $7.3 million.
For the period from January 1, 2025 to March 31, 2025, AprilAire’s residential brands generated orders of $109.1 million, that would have been accounted for in Madison Air’s Residential segment had we owned AprilAire and its associated residential brands during the period. As of March 31, 2025, AprilAire's residential brands had backlog of $1.3 million.
Results of Operations
The following tables and accompanying narrative disclosures present our results of operations for the three months ended March 31, 2026 and 2025. The results of operations presented are not necessarily indicative of results for future periods. The Company classified the results of operations and cash flows of Nortek Global HVAC LLC ("NGH") as discontinued operations in our condensed consolidated statements of income (loss) and condensed consolidated statements of cash flows for all periods presented.
2026 1Q Madison Air 7

Comparison of the Three Months ended March 31, 2026 and March 31, 2025

	Three months ended March 31,		Change
(in millions, except share and per share data)	2026	2025	Amount	% Change
Net sales	$923.7	$690.4	$233.3	33.8%
Cost of goods sold(1)	570.7	436.0	134.7	30.9%
Selling, general and administrative expenses(2)	154.3	105.6	48.7	46.1%
Intangible amortization	40.9	25.2	15.7	62.3%
Restructuring expenses	2.3	0.1	2.2	2,200.0%
Other operating expenses	4.1	0.8	3.3	412.5%
Operating income	151.4	122.7	28.7	23.4%
Interest and financing expenses	90.7	65.8	24.9	37.8%
Other (income) expense, net	0.4	(3.0)	3.4	(113.3)%
Income (loss) from continuing operations before income taxes	60.3	59.9	0.4	0.7%
Income tax expense (benefit)	17.3	14.7	2.6	17.7%
Income (loss) from continuing operations	43.0	45.2	(2.2)	(4.9)%
Income (loss) from discontinued operations, net of taxes	—	1.0	(1.0)	(100.0)%
Net Income (loss)	43.0	46.2	(3.2)	(6.9)%
Less: Net income attributable to noncontrolling interests	9.4	8.5	0.9	10.6%
Net income (loss) attributable to the Company	$33.6	$37.7	$(4.1)	(10.9)%
Non-GAAP and Other Financial Measures:
Net income (loss) margin from continuing operations	4.7%	6.5%
Net income (loss) margin	4.7%	6.7%
Adjusted Net Income (loss)(3)	92.5	70.0	22.5	32.1%
Adjusted Net Income (loss) margin(3)	10.0%	10.1%
Gross Profit(4)	343.5	247.0	96.5	39.1%
Gross Profit Margin(4)	37.2%	35.8%
Adjusted Gross Profit(5)	353.0	254.4	98.6	38.8%
Adjusted Gross Profit Margin(5)	38.2%	36.8%
Adjusted EBITDA(5)	233.4	168.3	65.1	38.7%
Adjusted EBITDA Margin(5)	25.3%	24.4%
(1)Exclusive of intangible amortization shown separately
(2)Includes of equity appreciation rights expense of $10.4 and $5.2 for the three months ended March 31, 2026 and 2025, respectively.
(3)Adjusted Net Income and Adjusted Net Income (loss) margin are non-GAAP financial measures. For a reconciliation of each of Adjusted Net Income and Adjusted Net Income (loss), see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures.”
(4)Gross Profit and Gross Profit Margin are presented in accordance with GAAP. For a reconciliation of Gross Profit and Gross Profit Margin, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures.”
(5)Adjusted Gross Profit, Adjusted Gross Profit Margin, Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP financial measures. For a reconciliation of each of Adjusted Gross Profit, Adjusted Gross Profit Margin, Adjusted EBITDA and Adjusted EBITDA Margin to the most directly comparable financial measures under GAAP, see “—Non-GAAP Financial Measures.”
Net Sales. Net sales increased $233.3 million, or 33.8%, to $923.7 million for the three months ended March 31, 2026, compared to $690.4 million for the three months ended March 31, 2025. The acquisition of AprilAire in May 2025 (the "AprilAire Acquisition") drove an aggregate $146.2 million of the net sales increase year-over-year. The remaining $87.1 million of net sales growth was due to growth of our Commercial segment. Refer to "Results of Operations by Segment" below for a discussion of Net Sales by segment.
The components of the period change were as follows:

Organic revenue growth rate(1)	11.7%
Acquisitions/divestitures	21.2%
Currency exchange rates	0.9%
Net sales growth rate	33.8%
(1)Organic revenue growth rate is a non-GAAP financial measure. For a reconciliation of organic revenue growth rate to the most directly comparable financial measures under GAAP, see “—Non-GAAP Financial Measures.”
Gross Profit. Gross profit increased $96.5 million, or 39.1%, to $343.5 million for the three months ended March 31, 2026, compared to $247.0 million for the three months ended March 31, 2025, resulting in a gross profit margin of 37.2% compared to 35.8% the year prior. The AprilAire Acquisition in May 2025 contributed to $64.6 million of the year-over-year increase. The remaining $31.9 million increase was driven by higher year-over-year sales resulting in incremental gross profit.
2026 1Q Madison Air 8

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $48.7 million, or 46.1%, to $154.3 million for the three months ended March 31, 2026, compared to $105.6 million for the three months ended March 31, 2025. The AprilAire Acquisition in May 2025 contributed to $27.4 million of the year-over-year increase. Equity Appreciation Rights ("EAR") expense, included in selling, general and administrative expenses, increased $5.2 million for the three months ended March 31, 2026 compared to March 31, 2025. In December 2025, the Company amended its EAR Plan and began accounting for the plan as an equity classified award. EAR expense for the three months ended March 31, 2026 represents the amortization of the grant date fair value. The remaining $16.1 million increase was driven by increased commissions to our sales team associated with higher volumes, wage inflation, investments in research and development, and increased professional fees, including insurance costs, and audit fees associated with our initial public offering, increased allocated Madison Industries costs, and a positive legal settlement in the prior year.
Intangible Amortization. Intangible amortization expenses increased $15.7 million to $40.9 million for the three months ended March 31, 2026, compared to $25.2 million for the three months ended March 31, 2025. The AprilAire Acquisition in May 2025 contributed $15.5 million of the year-over-year change, primarily the result of customer relationships recognized at the time of acquisition.
Interest and Financing Expenses. Interest and financing expenses were $90.7 million and $65.8 million for the three months ended March 31, 2026 and 2025, respectively. The $24.9 million increase was driven by interest on the Incremental Term Loan Facility obtained in May 2025 to partially fund the acquisition of AprilAire offset by a lower interest rate on the Term Loan Facility and the impact of favorable interest rate swaps.
Income Tax Expense. Income tax expense was $17.3 million for the three months ended March 31, 2026, an increase of $2.6 million compared to income tax expense of $14.7 million for the three months ended March 31, 2025.The increase in income tax expense is primarily driven by increased tax on non-US operations.
Results of Operations by Segment
We report and manage our business through two segments: Commercial and Residential. We report certain activities and items that are not included in these segments within Central and other costs. The reconciliation of segment net sales to total net sales and Segment Adjusted EBITDA to total Adjusted EBITDA, respectively, is as follows:

	Three months ended March 31,		Change
	2026	2025	Amount	% Change
Commercial	$609.8	$493.6	$116.2	23.5%
Residential	315.6	197.5	118.1	59.8%
Segment net sales	925.4	691.1	234.3	33.9%
Eliminations	(1.7)	(0.7)	(1.0)	142.9%
Total net sales	$923.7	$690.4	$233.3	33.8%

	Three months ended March 31,		Change
	2026	2025	Amount	% Change
Commercial	161.0	128.4	$32.6	25.4%
Residential	79.3	43.2	36.1	83.6%
Segment Adjusted EBITDA(1)	240.3	171.6	68.7	40.0%
Central	(6.9)	(3.3)	(3.6)	109.1%
Total Adjusted EBITDA	$233.4	$168.3	$65.1	38.7%
(1)For additional information regarding Segment Adjusted EBITDA, see Note 19 of our condensed consolidated financial statements.
Comparison of the Three Months ended March 31, 2026 and March 31, 2025
Commercial. Net sales for our Commercial segment increased $116.2 million, or 23.5%, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. Acquisitions contributed $25.7 million or 5.2% of net sales. For the period from January 1, 2025 to March 31, 2025, AprilAire’s commercial brands generated net sales of $24.3 million, that would have been accounted for in Madison Air’s Commercial segment had we owned AprilAire and its associated commercial brands during those periods.
Organically, our Commercial net sales increased by 17.2%. More than half of this organic growth was driven by our air, liquid, and hybrid cooling platform. These increases were partially offset by volume declines in air handling and commercial dehumidification.
Commercial segment Adjusted EBITDA increased $32.6 million, or 25.4%, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. Acquisitions contributed $5.8 million of Adjusted EBITDA to the Commercial segment growth. Excluding the AprilAire acquisition, Adjusted EBITDA growth was driven by volume growth, and productivity improvements.
2026 1Q Madison Air 9

Residential. Net sales for our Residential segment increased $118.1 million, or 59.8%, for the three months ended March 31, 2026, compared to the year ended March 31, 2025. Acquisitions contributed $120.7 million or 61.1% to net sales. For the period from January 1, 2025 to March 31, 2025, AprilAire’s residential brands generated net sales of $106.2 million, that would have been accounted for in Madison Air’s Residential segment had we owned AprilAire and its associated residential brands during those periods.
Organically, our Residential net sales decreased by 1.9% driven by modest volume declines in our professional distribution channels for ventilation solutions, net of price increases.
Residential segment Adjusted EBITDA increased $36.1 million, or 83.6%, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. Acquisitions contributed $37.5 million of Adjusted EBITDA. After considering the AprilAire Acquisition in May 2025, Adjusted EBITDA decreased by $1.4 million due to modest volume declines in our professional distribution channels for ventilation solutions.
Non-GAAP Financial Measures
In addition to financial results determined in accordance with GAAP, we believe that the following non-GAAP measures, including Adjusted Gross Profit, Adjusted Gross Profit Margin, Adjusted Net Income (Loss), Adjusted EBITDA, Adjusted EBITDA Margin, organic revenue growth rate, FCF and FCF Conversion, in each of the periods and forms presented below, are useful in evaluating the performance of our business.
We use these non-GAAP financial measures to measure the operational strength and performance of our business and believe these measures provide additional information to investors about certain non-cash items and items that we do not expect to continue at the same level in the future. Further, we believe these non-GAAP financial measures provide a meaningful measure of business performance and provide a basis for comparing our performance to that of other peer companies using similar measures. We use FCF and FCF Conversion as an additional liquidity measure and believe it provides useful information to investors about the cash generated from our core operations that may be available to repay debt, make other investments and return cash to stockholders.
When presented on a Pro Forma basis, such non-GAAP financial metrics solely give effect to the AprilAire Acquisition as if such transaction had occurred on January 1, 2025. These metrics are intended to give the reader an opportunity to evaluate the Company and have a basis for comparability after giving effect to certain significant merger, acquisition and disposal activity as determined consistent with Article 11 under Regulation S-X, as compared to the Company’s actual historical results.
However, the non-GAAP financial information is presented for supplemental information purposes only and should not be considered as superior to or as a substitute for financial information presented in accordance with GAAP, and may be different from similarly-titled non-GAAP measures used by other companies. A reconciliation is provided below for each non-GAAP financial measure to the most directly comparable financial measure stated in accordance with GAAP or consistent with Article 11 under Regulation S-X, as applicable. Investors are encouraged to review each of the related GAAP and unaudited pro forma financial measures and the applicable reconciliation of these non-GAAP financial measures to their most directly comparable GAAP and unaudited pro forma financial measures, as applicable.
Non-GAAP measures and pro forma financial information have limitations as analytical tools, and you should not consider them in isolation, or as substitutes for an analysis of our results as reported under GAAP. Because of these limitations, the non-GAAP measures and pro forma financial information discussed herein should not be considered as a replacement for net income, net sales growth rate or net cash from operating activities. We compensate for these limitations by relying primarily on our GAAP results and using non-GAAP measures only for supplemental purposes.
Adjusted Gross Profit, Adjusted Gross Profit Margin, Adjusted Net Income (Loss), Adjusted EBITDA and Adjusted EBITDA Margin. Adjusted Gross Profit, Adjusted Gross Profit Margin, Adjusted Net Income (Loss), Adjusted EBITDA and Adjusted EBITDA Margin are supplemental measures of operating performance that are not calculated in accordance with GAAP and do not represent, and should not be considered as, alternatives to net sales, net income, income before tax provision or any other performance measure as determined by GAAP.
We defined Adjusted Gross Profit as net sales less cost of goods sold, excluding the purchase accounting impacts of acquisitions such as amortization related to technology-related intangible assets. We define Adjusted Gross Profit Margin as Adjusted Gross Profit divided by net sales. We define Adjusted Net Income (Loss) as net income (loss) as adjusted for certain items that impact comparability from period to period. These adjustments include net (income) loss from discontinued operations, amortization expense, transaction related expenses, restructuring expenses, equity appreciation rights expense, non-operating expenses (income), allocated Madison Industries costs, non-recurring professional and consulting expenses, and the tax effect of net income (loss) adjustments. We define Adjusted EBITDA as net income (loss) as adjusted for net (income) loss from discontinued operations, interest and financing expenses, income tax expense (benefit), depreciation and amortization, transaction related expenses, restructuring expenses, equity
2026 1Q Madison Air 10

appreciation rights expense, non-operating expenses (income), allocated Madison Industries costs, and non-recurring professional and consulting expenses. We define Adjusted EBITDA Margin as Adjusted EBITDA divided by net sales.
The following table reconciles Adjusted Gross Profit to GAAP Gross Profit, the most directly comparable GAAP measure:

	Actuals
	Three months ended March 31,
	2026	2025
Net sales	$923.7	$690.4
Cost of goods sold (excluding intangible amortization)	(570.7)	(436.0)
Technology intangible amortization	(9.5)	(7.4)
Gross Profit	343.5	247.0
Technology intangible amortization	9.5	7.4
Adjusted Gross Profit	353.0	254.4
Gross Profit Margin	37.2%	35.8%
Adjusted Gross Profit Margin	38.2%	36.8%
The following table reconciles Adjusted Net Income to net income (loss), the most directly comparable GAAP measure in each of the periods and bases (actual historical and Pro Forma) presented below:

	Actuals		Pro Forma(1)
	Three months ended March 31,		Three months ended March 31,
	2026	2025	2025
Net income (loss)	$43.0	$46.2	$(5.7)
Adjustments:
Net (income) loss from discontinued operations(2)	—	(1.0)	(1.0)
Amortization expense	40.9	25.2	40.6
Transaction related expenses(3)	4.0	0.9	45.0
Restructuring expenses(4)	2.3	0.1	2.0
Equity appreciation rights expense(5)	10.4	5.2	8.8
Non-operating expenses (income)(6)	0.7	(3.1)	(3.1)
Allocated Madison Industries costs(7)	10.0	3.2	3.2
Non-recurring professional and consulting expenses(8)	1.1	1.0	1.0
Tax effect of net income (loss) adjustments(9)	(19.9)	(7.7)	(22.8)
Adjusted Net Income	$92.5	$70.0	$68.0
(1)Financial information presented on a Pro Forma basis solely to give effect to the AprilAire Acquisition as if such transaction had occurred on January 1, 2025. See the unaudited pro forma combined statements of operations filed as Exhibit 99.1 to this Quarterly Report on Form 10-Q for a description of the adjustments and assumptions underlying the Pro Forma financial information.
(2)Represents the results of discontinued operations from the divestiture of Nortek Global HVAC and its subsidiary.
(3)Represents direct transaction costs related to acquisition and divestiture activity, including transaction fees, due diligence costs, transfer taxes and other direct costs related to acquisition activities, changes in the fair value of contingent consideration, purchase accounting adjustments, and other acquisition related charges, such as integration charges and professional and legal fees, and gain on the disposition of business. Transaction related expenses for the three months ended March 31, 2026 included $4.0 million in transaction expenses related to the Company's IPO. Acquisition and divestiture expenses for the three months ended March 31, 2025 included $0.9 million for costs incurred in connection with the AprilAire Acquisition.
(4)Represents costs and expenses in connection with various restructuring initiatives.
(5)Represents compensation expense under the EAR and Amended EAR Plan.
(6)Represents foreign currency gains and losses on corporate intercompany loans, gains and losses on sale of fixed assets, gains and losses on marketable securities and other non-operating items. For the three months ended March 31, 2026, these charges and gains primarily included the following: $0.1 million loss on disposal of fixed assets, and $0.4 million franchise tax expense. For the three months ended March 31, 2025, these charges and gains primarily included the following: $2.2 million foreign currency translation gain on intercompany loans, $1.1 million realized gain on marketable securities, and $0.3 million franchise tax expense.
(7)Represents indirect costs for support received from Madison Industries for certain internal and external corporate activities including, but not limited to, consolidation accounting, legal, and other Madison Industries corporate and infrastructure related services that will no longer be incurred following the consummation of the Company's IPO. This does not include services that will continue to be provided by Madison Industries International following the consummation of the offering pursuant to the Transition Services Agreement.
(8)Represents expenses for professional and consulting services related to non-recurring transactions. For the three months ended March 31, 2026, these services primarily included $0.8 million for one-time audit, legal, and consulting fees incurred to prepare for IPO and SOX implementation and $0.3 million in consulting fees for productivity improvement projects. For the three months ended March 31, 2025, these services primarily included $0.7 million in consulting fees for productivity improvement projects, $0.1 million in legal fees tied to a favorable legal settlement reached in 2024, and $0.1 million in leadership recruiting and relocation fees.
(9)The tax effect from the above adjustments assumes an estimated worldwide marginal current tax rate of 28.7% for the three months ended March 31, 2026 and 24.5% for the three months ended March 31, 2025.
2026 1Q Madison Air 11

The following table reconciles Adjusted EBITDA to net income (loss), the most directly comparable GAAP measure, and Adjusted EBITDA Margin to net income (loss) margin, the most directly comparable GAAP measure in each of the periods and bases (actual historical, Pro Forma and Pro Forma Adjusted) presented below:

	Actuals		Pro Forma(1)
	Three months ended March 31,		Three months ended March 31,
	2026	2025	2025
Net income (loss)	$43.0	$46.2	$(5.7)
Adjustments:
Net (income) loss from discontinued operations(2)	—	(1.0)	(1.0)
Interest and financing expenses	90.7	65.8	99.0
Income tax expense (benefit)	17.3	14.7	(0.9)
Depreciation and amortization	53.9	35.3	53.6
Transaction related expenses(3)	4.0	0.9	45.0
Restructuring expenses(4)	2.3	0.1	2.0
Equity appreciation rights expense(5)	10.4	5.2	8.8
Non-operating expenses (income)(6)	0.7	(3.1)	(3.1)
Allocated Madison Industries costs(7)	10.0	3.2	3.2
Non-recurring professional and consulting expenses(8)	1.1	1.0	1.0
Adjusted EBITDA	$233.4	$168.3	$201.9
Net sales	923.7	690.4	820.9
Net income (loss) margin	4.7%	6.7%	(0.7)%
Adjusted EBITDA Margin	25.3%	24.4%	24.6%
(1)Financial information presented on a Pro Forma basis solely to give effect to the AprilAire Acquisition as if such transaction had occurred on January 1, 2025. See the unaudited pro forma combined statements of operations filed as Exhibit 99.1 to this Quarterly Report on Form 10-Q for a description of the adjustments and assumptions underlying the Pro Forma financial information.
(2)Represents the results of discontinued operations from the divestiture of Nortek Global HVAC and its subsidiary.
(3)Represents direct transaction costs related to acquisition and divestiture activity, including transaction fees, due diligence costs, transfer taxes and other direct costs related to acquisition activities, changes in the fair value of contingent consideration, purchase accounting adjustments, and other acquisition related charges, such as integration charges and professional and legal fees, and gain on the disposition of business. Transaction related expenses for the three months ended March 31, 2026 included $4.0 million in transaction expenses related to the Company's IPO. Acquisition and divestiture expenses for the three months ended March 31, 2025 included $0.9 million for costs incurred in connection with the AprilAire acquisition.
(4)Represents costs and expenses in connection with various restructuring initiatives.
(5)Represents compensation expense under the EAR Plan.
(6)Represents foreign currency gains and losses on corporate intercompany loans, gains and losses on sale of fixed assets, gains and losses on marketable securities and other non-operating items. For the three months ended March 31, 2026, these charges and gains primarily included the following: $0.1 million loss on disposal of fixed assets, and $0.4 million franchise tax expense. For the three months ended March 31, 2025, these charges and gains primarily included the following: $2.2 million foreign currency translation gain on intercompany loans, $1.1 million realized gain on marketable securities, and $0.3 million franchise tax expense.
(7)Represents indirect costs for support received from Madison Industries for certain internal and external corporate activities including, but not limited to, consolidation accounting, legal, and other Madison Industries corporate and infrastructure related services that will no longer be incurred following the consummation of the Company's IPO. This does not include services that will continue to be provided by Madison Industries International following the consummation of the offering pursuant to the Transition Services Agreement.
(8)Represents expenses for professional and consulting services related to non-recurring transactions. For the three months ended March 31, 2026, these services primarily included $0.8 million for one-time audit, legal, and consulting fees incurred to prepare for IPO and SOX implementation and $0.3 million in consulting fees for productivity improvement projects. For the three months ended March 31, 2025, these services primarily included $0.7 million in consulting fees for productivity improvement projects, $0.1 million in legal fees tied to a favorable legal settlement reached in 2024, and $0.1 in leadership recruiting and relocation fees.
2026 1Q Madison Air 12

The following table sets forth a reconciliation of AprilAire’s Adjusted EBITDA to AprilAire’s net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP. The figures herein do not contain pro forma adjustments.

Pro Forma(1)
Three months ended March 31,
2025
Net income (loss)	$(51.9)
Adjustments:
Interest and financing expenses	33.2
Income tax expense (benefit)	(15.6)
Depreciation and amortization	18.3
Transaction related expenses(2)	44.1
Restructuring expenses(3)	1.9
Equity appreciation rights expense(4)	3.6
Adjusted EBITDA	$33.6
Net sales	130.5
Net income (loss) margin	(39.8)%
Adjusted EBITDA Margin	25.7%
(1)Financial information presented on a Pro Forma basis solely to give effect to the AprilAire Acquisition as if such transaction had occurred on January 1, 2025. See the unaudited pro forma combined statements of operations filed as Exhibit 99.1 to this Quarterly Report on Form 10-Q for a description of the adjustments and assumptions underlying the Pro Forma financial information.
(2)Represent direct transaction costs related to acquisition and divestiture activity, including transaction fees, due diligence costs, purchase accounting adjustments, and other acquisition related charges, such as one-time transaction related compensation, professional and legal fees. Transaction related expenses totaled $44.1 million for the three months ended March 31, 2025 and related to the previous owners' divestiture of AprilAire.
(3)Represents severance costs incurred with the previous owners' divestiture of AprilAire.
(4)Represents compensation expense that would have been incurred under the EAR Plan and one-time compensation related to the previous owners' divestiture of AprilAire.
Organic revenue growth rate. We define organic revenue growth rate as net sales growth rate as adjusted for acquisitions and divestitures and currency exchange rates. Sales from acquired businesses are excluded from the organic sales growth calculation for the first 12 months following the acquisition date, while sales from divested businesses are excluded for the 12 months preceding the divestiture. Organic revenue growth is based on continuing operations and excludes sales from discontinued operations.
We believe that organic revenue growth rate provides information to our management and investors about the underlying growth trends in our business and facilitating comparisons of our revenue performance with the performance in prior and future periods excluding any growth attributable to acquisitions. The following tables reconcile organic revenue growth rate to net sales growth rate, the most directly comparable GAAP measure.

	Three months ended March 31,
Consolidated	2026	2025
Net sales growth rate	33.8%	18.4%
Less: Impact of:
Acquisitions/divestitures	21.2%	0.2%
Currency exchange rates	0.9%	(1.0)%
Organic revenue growth rate	11.7%	19.2%

	Three months ended March 31,
Commercial	2026	2025
Net sales growth rate	23.5%	28.7%
Less: Impact of:
Acquisitions/divestitures	5.2%	0.4%
Currency exchange rates	1.1%	(1.2)%
Organic revenue growth rate	17.2%	29.5%

	Three months ended March 31,
Residential	2026	2025
Net sales growth rate	59.8%	(1.6)%
Less: Impact of:
Acquisitions/divestitures	61.1%	—%
Currency exchange rates	0.6%	(0.6)%
Organic revenue growth rate	(1.9)%	(1.0)%
2026 1Q Madison Air 13

Free Cash Flow and FCF Conversion
FCF is a non-GAAP liquidity measure that we define as net cash flows provided by operating activities—continuing operations less purchases of property, plant and equipment plus proceeds from sale of property, plant and equipment. FCF Conversion is a non-GAAP liquidity measure that we define as FCF divided by net income (loss) from continuing operations.
We believe that FCF and FCF Conversion are useful indicators of liquidity that provide information to management and investors about the amount of cash used in our core operations that, after the purchases of property, plant and equipment, interest servicing and tax payments, is available to be used for strategic initiatives and to pay down debt principal. FCF and FCF Conversion may have limitations as analytical tools, and you should not consider them in isolation, or as substitutes for analysis of our results as reported under GAAP. The following table reconciles FCF to net cash flows provided by operating activities, the most directly comparable GAAP measure, and calculates FCF Conversion.

	Three months ended March 31,
	2026	2025
Net cash flows provided by operating activities	$57.8	$54.6
Net cash flows (used in) provided by operating activities – discontinued operations	—	(0.3)
Net cash flows provided by operating activities— continuing operations	57.8	54.9
Purchases of property, plant and equipment	(7.4)	(4.5)
Proceeds from disposal of property, plant and equipment	—	—
FCF	$50.4	$50.4
Net income (loss) from continuing operations	43.0	45.2
Operating cash flow conversion—continuing operations	134.4%	121.5%
FCF Conversion	117.2%	111.5%
Liquidity and Capital Resources
General. As of March 31, 2026, our principal sources of liquidity were cash and cash equivalents totaling $228.6 million, which were held for working capital purposes, and the available balance of our Revolving Credit Facility of $334.3 million.
We expect that our operating cash flows, in addition to our cash and cash equivalents, will enable us to continue to make investments in the future. We expect our operating cash flows to further improve as we increase our operational efficiency and experience economies of scale.
We have financed our operations primarily through debt financing. We believe our existing cash and cash equivalents and cash provided by operations will be sufficient to meet our working capital, capital expenditure and debt servicing needs for at least the next twelve months. Our future capital requirements will depend on many factors including our company’s and our industry’s growth rates, the timing and extent of spending to support development efforts, the introduction of new and enhanced products and services offerings, the continuing market acceptance of our products and the timing and extent of acquisitions and dispositions. In the future, we may enter into arrangements to acquire or invest in businesses, services and technologies, including intellectual property rights.
We may require access to capital to fund our operations, including general working capital for operating expenses, purchases of property and equipment for our operations, to make investments in our growth and for other needs. To the extent that existing cash and cash from operations are not sufficient to fund our future operations or growth, we may need to raise additional funds through public or private equity or additional debt financing. Although we currently are not a party to any agreement and do not have any understanding with any third parties with respect to potential investments in, or acquisitions of, businesses or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. We cannot assure you that such additional financing will be available at terms acceptable to us, or at all. In addition, we may opportunistically seek to raise additional capital to fund our continued growth. To the extent that we are unsuccessful in raising capital through additional debt or equity financings, or rising interest rates impair our ability to effectively do so, our plans for continued growth may need to be moderated or curtailed.
Credit Facilities. On June 21, 2021, Madison IAQ LLC ("Madison IAQ"), as borrower, Madison IAQ II LLC ("Madison IAQ II") and certain subsidiaries of Madison IAQ, as guarantors, entered into the Credit Agreement with a syndicate of lenders. The Credit Agreement was comprised of (i) the intitial term loan facility (the "Term Loan Facility"), (ii) the incremental term loan facility (the "Incremental Term Loan" and, together with the Term Loan Facility, (he "Credit Facilities"), (iii) and a $340.0 million revolving credit facility (the "Revolving Credit Facility"). The lenders under the Credit Agreement hold a security interest in all or substantially all of Madison IAQ’s and its subsidiaries’ assets as described in the Credit Agreement. The Term Loan Facility matures on June 21, 2028, the Incremental Term Loan Facility matures on the earlier of (x) May 6, 2032 and (y) March 31, 2029 (unless, on or prior to such date, all indebtedness with respect to the Unsecured Notes is extended or refinanced to mature no earlier than the date that is 91 days later than May 6, 2032) and
2026 1Q Madison Air 14

the Revolving Credit Facility matures on the earlier of (i) May 6, 2030, (ii) March 31, 2029 (unless, on or prior to such date, all indebtedness with respect to the Unsecured Notes is extended or refinanced to mature on a date that is at least 91 days later than May 6, 2030), (iii) March 31, 2028 (unless, on or prior to such date, all indebtedness with respect to the Secured Notes is extended or refinanced to mature no earlier than the date that is 91 days later than May 6, 2030) and (iv) the date that is 91 days prior to the maturity date of the Term Loan Facility (unless, on or prior to such date, all indebtedness with respect to the Term Loan Facility is extended or refinanced to mature on a date that is at least 91 days later than May 6, 2030).
As of March 31, 2026, we had $2,425.7 million and $1,545.6 million outstanding under our Term Loan Facility and Incremental Term Loan Facility, respectively, $12.9 million of letters of credit outstanding and no borrowings outstanding under the Revolving Credit Facility. $5.7 million of the letters of credit reduce the availability of amounts under the Revolving Credit Facility. As of March 31, 2026, the interest rates on our Term Loan Facility and Incremental Term Loan Facility were 6.1% and 6.4%, respectively. Under certain swap agreements, during the three months ended March 31, 2026, Madison IAQ paid a fixed rate ranging from 3.32% to 4.13% and received a rate of 1-month Term SOFR. After giving effect to such swap agreements on a weighted-average basis across the Term Loan Facility and Incremental Term Loan Facility, as of March 31, 2026, the effective interest rates on our Term Loan Facility and Incremental Term Loan Facility were 6.5% and 6.4%, respectively.
The Term Loan Facility and Revolving Credit Facility rates are set at Term SOFR, subject to a 0.50% floor for the Term Loan Facility and a 0% floor for the Revolving Credit Facility, plus an applicable margin of 2.50% (which is reduced by 0.25% in the event of the consummation of an IPO). The Incremental Term Loan Facility rate is set at Term SOFR, subject to a 0.50% floor, plus an applicable margin of 2.75%.
The Revolving Credit Facility does not amortize. The Term Loan Facility and the Incremental Term Loan Facility amortize at 1.00% annually of the aggregate principal amount of such loan which payments are due quarterly. However, on November 6, 2025, the Incremental Term Loan Facility was voluntarily prepaid in the amount of $150.0 million, which was applied to all future quarterly amortization payments on the Incremental Term Loan Facility through its scheduled maturity date.
The Credit Agreement contains customary representations and warranties, affirmative covenants, reporting obligations and negative covenants, including reporting covenants requiring certain quarterly and annual financial information, and restrictions on the incurrence of additional indebtedness, the payment of dividends, sale of assets, and entering into any merger or acquisition. The Credit Agreement also contains a financial covenant which is only operative if the Company had outstanding amounts drawn on the Revolving Credit Facility above a certain threshold. As of March 31, 2026 and December 31, 2025 the Company was in compliance with all covenants, and we expect to remain in compliance with all covenants during the twelve months from the date of the Company's IPO. See the section entitled “Description of Certain Indebtedness—Credit and Guaranty Agreement” for more information.
Proceeds from the IPO and private placement, together with $77.1 million of cash on hand, were used to repay $2,661.2 million of outstanding borrowings under the Initial Term Loan Facility and Incremental Term Loan Facility, consisting of $2,425.7 million of principal and $35.5 million of accrued interest on our Initial Term Loan and $158.4 million of principal and $41.6 million of accrued interest on our Incremental Term Loan. Following the post IPO transactions total debt was $3,086.8 million.
Secured and Unsecured Notes. On June 21, 2021, Madison IAQ issued $700.0 million aggregate principal amount of 4.1225% per Senior Secured Notes due 2028 (the "Secured Notes") and $1,035.0 million aggregate principal amount of 5.875% senior notes due 2029 (the “Unsecured Notes”) and, together with the Secured Notes, (the "Notes"). The Secured Notes accrue interest at a rate of 4.125% per annum, payable semi-annually on June 30 and December 30 of each year, and mature on June 30, 2028. The Unsecured Notes accrue interest at a rate of 5.875% per annum, payable semi-annually on June 30 and December 30 of each year, and mature on June 30, 2029.
The Secured Notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured first priority basis by Madison IAQ II and each of Madison IAQ’s existing and future material wholly owned domestic restricted subsidiaries, to the extent such subsidiary guarantees the Credit Facilities. The Secured Notes rank equally in right of payment with all of Madison IAQ’s and the guarantors’ existing and future senior indebtedness, including obligations under the Credit Facilities and the Unsecured Notes, and are effectively senior to all existing and future senior unsecured indebtedness of Madison IAQ and the guarantors that is unsecured or secured by junior-priority liens, to the extent of the value of the assets securing the Secured Notes. The Secured Notes are structurally subordinated to all existing and future indebtedness and other liabilities of Madison IAQ’s non-guarantor subsidiaries. As of March 31, 2026, the outstanding principal balance of the Secured Notes was $700.0 million and we were in full compliance with all covenants under the indenture governing the Secured Notes.
The Unsecured Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by Madison IAQ II and each of Madison IAQ’s existing and future material wholly owned domestic restricted subsidiaries, to
2026 1Q Madison Air 15

the extent such subsidiary guarantees the Credit Facilities, subject to certain exceptions. The Unsecured Notes rank equally in right of payment with all of Madison IAQ’s and the guarantors’ existing and future senior indebtedness, including obligations under the Credit Facilities and the Secured Notes, and are effectively subordinated to Madison IAQ’s and the guarantors’ existing and future secured indebtedness, including the Credit Facilities and the Secured Notes, to the extent of the value of the collateral. The Unsecured Notes are structurally subordinated to all existing and future indebtedness and other liabilities of Madison IAQ’s non-guarantor subsidiaries. As of March 31, 2026, the outstanding principal balance of the Unsecured Notes was $1,035.0 million and we were in full compliance with all covenants under the indenture governing the Unsecured Notes.
Both the Secured Notes and the Unsecured Notes are subject to certain customary operating and financial covenants, including limitations on the incurrence of additional debt, the creation of liens, the making of restricted payments, asset sales, affiliate transactions, and mergers or consolidations, among others. The Secured Notes and Unsecured Notes are also subject to customary events of default, which, if triggered, could result in the acceleration of the Secured Notes or Unsecured Notes, as applicable. The Secured Notes and Unsecured Notes may be redeemed at the option of Madison IAQ, in whole or in part, at specified redemption prices and subject to the terms set forth in the respective indentures.
Cash Flows
The following table sets forth a summary of our operating, investing, and financing activities for the three months ended March 31, 2026 and 2025.

	Three months ended March 31,
	2026	2025
Continuing operations:
Net cash flows provided by operating activities	$57.8	$54.9
Net cash flows used in investing activities	(8.1)	4.5
Net cash flows used in financing activities	(29.9)	9.2
Effect of exchange rate changes on cash	0.4	0.1
Discontinued operations:
Net cash flows provided by (used in) operating activities	—	(0.3)
Net cash flows provided by (used in) investing activities	—	7.0
Net cash flows used in financing activities	—	—
Total net change in cash and cash equivalents	$20.2	$75.4
Comparison of the three months ended March 31, 2026 and March 31, 2025
Operating Activities. We generated $57.8 million of net cash flows for operating activities during the three months ended March 31, 2026, compared to $54.9 million during the three months ended March 31, 2025. Adjusted EBITDA increased by $65.1 million year-over-year offset by unfavorable changes in working capital. The primary driver was an increase in accounts receivable of approximately $80.5 million from sales growth primarily from our air, liquid, and hybrid cooling business. Additionally, there was an additional $6.4 million in inventories compared to the same period in 2025. These impacts were partially offset by higher purchases and leverage of vendor terms and favorable changes in deferred revenue and customer deposits resulting in an additional $46.2 million and $8.1 million of cash flows, respectively, compared to the same period in 2025.
Investing Activities. We used $8.1 million of net cash flows for investing activities during the three months ended March 31, 2026, compared to proceeds of $4.5 million during the three months ended March 31, 2025. For the three months ended March 31, 2025, cash was used to invest in capital projects. For the three months ended March 31, 2025, cash was generated from sales of U.S. Treasuries, net of purchases, offset by $4.5 million of capital investments and $11.7 million of cash used to fund the acquisition of AcoustiFLO, Ltd.
Financing Activities. We used $29.9 million of net cash flows for financing activities during the three months ended March 31, 2026, compared to proceeds of $9.2 million during the three months ended March 31, 2025. For the three months ended March 31, 2026, financing cash flows for the period include $36.6 million of cash outflows related to tax withholding obligation on the Amended EAR Plan. Excluding these amounts cash flows used for financing activities were primarily related to debt principal payments. For the three months ended March 31, 2025, cash was generated from activity with owners.
Discontinued operations. Prior year cash flow provided by and used for discontinued operations were primarily the result of continued working capital settlements from the 2024 divestiture of NGH. There were no businesses classified as discontinued operations for the three months ended March 31, 2026.
2026 1Q Madison Air 16

Indemnification Agreements
In the normal course of business, we provide indemnification of varying scope to customers against claims of infringement or other violation of intellectual property made by third parties arising from, in connection with, relating to or resulting from the use of our services, and from time to time we may be subject to claims by our customers under these indemnification provisions. Historically, costs related to these indemnification provisions have not been material, but we are unable to estimate the maximum potential impact of these indemnification provisions on our future results of operations.
To the extent permitted under Delaware law, we have agreements whereby we indemnify our directors and officers for certain events or occurrences while the director or officer is or was serving at our request in such capacity. The indemnification period covers all pertinent events and occurrences during the director’s or officer’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have director and officer insurance coverage that limits our exposure and enables us to recover a portion of any future amounts paid. We believe the estimated fair value of these indemnification agreements in excess of applicable insurance coverage is minimal.
Off-Balance Sheet Arrangements
We do not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities, that were established for the purpose of facilitating off-balance sheet arrangements or other purposes as of March 31, 2026 and 2025.
Critical Accounting Policies and Estimates
Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses. We believe that the most complex and sensitive judgments, because of their potential significance to the accompanying unaudited condensed consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. In "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of our Prospectus, we describe the significant accounting estimates and policies used in the preparation of the accompanying unaudited condensed consolidated financial statements. There have been no significant changes in our critical accounting estimates.
Quantitative and Qualitative Disclosures about Market Risk
There has been no significant change in our exposure to market risk during the three months ended March 31, 2026. For discussions of our exposure to market risk, refer to the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Quantitative and Qualitative Disclosures about Market Risk" in our Prospectus.
Controls and Procedures
Disclosure Controls and Procedures. The Company's management, including its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2026. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2026 due to material weaknesses in internal control over financial reporting described below.
Material Weaknesses in Internal Control over Financial Reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.
As previously reported in the Prospectus, the Company identified material weaknesses in its internal control over financial reporting as we did not design and maintain effective controls in response to the risks of material misstatement. The Company did not design and maintain adequate formal internal controls over significant accounts and disclosures to achieve complete, accurate and timely financial accounting, reporting and disclosures, including controls related to segregation of duties and the preparation and review of journal entries.
Additionally, we did not design and maintain effective information technology (“IT”) general controls for information systems that are relevant to the preparation of our consolidated financial statements. Specifically, we did not design and maintain: (i) program change management controls to ensure that IT program and data changes are identified, tested, authorized, and implemented appropriately; (ii) user access controls to ensure appropriate segregation of duties and to adequately restrict user and privileged access to appropriate personnel; (iii) computer operations controls to ensure that processing and transfer of data, and data backups and recovery are monitored; and (iv) program development controls to ensure that new software development is tested, authorized and implemented appropriately.
2026 1Q Madison Air 17

The material weaknesses described above resulted in an error in the balance sheet classification of redeemable noncontrolling interests which resulted in an adjustment to our balance sheet as of December 31, 2025 and the restatement of our consolidated financial statements for the years ended December 31, 2024 and 2023. Additionally, each of the material weaknesses described above could result in misstatements of our account balances and disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
Plan to Remediate the Material Weaknesses. During the quarterly period ended March 31, 2026, we have added personnel and engaged an external advisor to assist with evaluating and documenting the design and operating effectiveness of our internal controls and assist with the remediation of deficiencies, including the implementation and expected implementation of new control procedures. This implementation includes training and awareness of control operation requirements for employees. The material weaknesses will not be considered remediated until the newly designed and enhanced controls have operated for a sufficient period of time and management has concluded, through testing, that the controls are appropriately designed and operating effectively.
Changes in Internal Control Over Financial Reporting. Except for the remediation efforts relating to the material weaknesses described above there has been no change in the Company's internal control over financial reporting that occurred during the quarterly period ended March 31, 2026 that has materially affected, or is reasonably likely to material affect, the Company's internal control over financial reporting.
Other Financial Information
Legal Proceedings
In the normal course of business, we are involved in a variety of lawsuits, claims and legal proceedings, including those related to commercial and contract disputes, employment matters, product liability and product defect claims, asbestos-related claims, environmental liabilities, intellectual property disputes, and tax-related matters. We may also receive requests for information from government agencies in connection with their regulatory or investigational authority. Such requests can include subpoenas or demand letters for documents to assist the government in audits or investigations. We review such requests and notices and take appropriate action. Regardless of the outcome, litigation and investigations have the potential to have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.
Unregistered Sales of Equity and Use of Proceeds
Unregistered Sales of Equity Securities. None.
Use of Proceeds. On April 17, 2026, the Company completed its IPO of 95,096,154 shares of Class A common stock, which includes shares issued after the underwriters fully exercised their option to purchase additional shares, at an IPO price of $27.00 per share. The offer and sale of all of the shares in the IPO were registered under the Registration Statement on Form S-1 (File No. 333-294156) declared effective on April 15, 2026. The representatives of the several underwriters of the IPO were Goldman Sachs & Co. LLC, Barclays Capital Inc., Jefferies LLC and Wells Fargo Securities LLC.
Gross proceeds from the IPO and the concurrent private placement of 3,703,704 shares of Class B common stock at a price of $27.00 per share. were $2,667.6 million, before deducting underwriter discounts and commissions of $83.4 million. The net proceeds from the IPO and the concurrent private placement after deducting underwriting discounts and commissions (excluding offering related expenses) were $2,584.2 million. Proceeds from the IPO and private placement, together with $77.1 million of cash on hand, were used to repay $2,661.2 million of outstanding borrowings under the Initial Term Loan Facility and Incremental Term Loan Facility, consisting of $2,425.7 million of principal and $35.5 million of accrued interest on our Initial Term Loan and $158.4 million of principal and $41.6 million of accrued interest on our Incremental Term Loan.
The use of proceeds above is consistent with the use of proceeds described in the "Use of Proceeds" section of the Prospectus, and there has been no material change in the planned use of the proceeds described in the Prospectus.
Other Information
Insider Trading Arrangements. During the three months ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K).
2026 1Q Madison Air 18

Financial Statements (Unaudited)
Madison Air Solutions Corporation Condensed Consolidated Balance Sheets (Unaudited)

(in millions, except share and per share data)	March 31, 2026	December 31, 2025
Assets
Total assets	$—	$—
Liabilities and Equity
Total liabilities	—	—
Shareholder’s equity
Common stock, $0.0000001 par value, 500,000,000 shares authorized, 1,000 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	0.0	0.0
Subscription receivable	0.0	0.0
Additional paid-in capital	—	—
Total shareholder’s equity	—	—
Total liabilities and equity	$—	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.
2026 1Q Madison Air 19

oe
Madison Air Solutions Corporation Notes to the Balance Sheets (Unaudited)
1. Organization
Madison Air Solutions Corporation (the “Corporation”) was formed as a Delaware corporation on November 5, 2025. The Corporation was formed for the purpose of completing a public offering and related transactions in order to carry on the business of Madison Industries IAQ Solutions Corporation and subsidiaries (the “Company”). Following the completion of the Corporation's initial public offering ("IPO") on April 17, 2026 the Corporation is the sole manager of the Company and operates and controls all of the businesses and affairs of the Company and, through the Company, will continue to conduct the business now conducted by the Company. The Corporation’s fiscal year end is December 31.
2. Summary of Significant Accounting Policies
Basis of Presentation. The accompanying unaudited condensed consolidated financial statements of Madison Air Solutions Corporation and all of its wholly owned subsidiaries have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) and pursuant to Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (“SEC”) with respect to interim financial information. The balance sheet has been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) set by the Financial Accounting Standards Board (“FASB”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Separate statements of income and comprehensive income, stockholder’s equity, and cash flows have not been presented because there have been no activities in this entity since its formation on November 5, 2025 through March 31, 2026. On April 17, 2026, Madison Air Solutions Corporation became the direct parent of Madison Industries IAQ Solutions Corporation through a series of organizational transactions in connection with its IPO, as discussed in Amendment No. 2 on Form S-1 filed by Madison Air Solutions Corp on April 6, 2026. Therefore, beginning on April 17, 2026, the operations, assets, rights, duties, liabilities, obligations and cash flows of Madison Industries IAQ Solutions Corporation will be reported within Madison Air Solutions Corporation pursuant to a restructuring under common control.
3. Shareholder’s Equity
The Corporation is authorized to issue 500,000,000 shares of Class A common stock, par value $0.0000001 per share. On November 5, 2025, 1,000 shares of Class A common stock were issued for consideration of $0.0001. The purchase of shares was not cash funded; therefore, there is a subscription receivable on the balance sheet of $0.0001 classified as contra-equity.
4. Subsequent Events
On April 17, 2026, the Corporation completed its IPO of 95,096,154 shares of Class A common stock, which includes shares issued after the underwriters fully exercised their option to purchase additional shares, at an offering price of $27.00 per share. In addition, the Company issued 3,703,704 shares of Class B common stock under a concurrent private placement at a price of $27.00 per share. The Company received net proceeds from the IPO and concurrent private placement of $2,584.2 after deducting underwriting discounts and commissions (prior to deducting offering related expenses). Proceeds from the IPO and private placement, together with $77.1 of cash on hand, were used to repay $2,661.2 of outstanding borrowings under the Initial Term Loan Facility and Incremental Term Loan Facility, consisting of $2,425.7 of principal and $35.5 of accrued interest on our Initial Term Loan and $158.4 of principal and $41.6 of accrued interest on our Incremental Term Loan.
Organizational Transactions. Prior to the consummation of the IPO, the Corporation engaged in a series of organizational transactions (the “Organizational Transactions”), including (i) a spin-off of MIAQ Solutions from Madison Industries International Holdings LLC ("Madison Industries International") whereby ownership interests in MIAQ Solutions were distributed up through Madison Industries US Holdings Corporation ("Madison Industries US") and Madison Industries International to Madison Industries Holdings LLC ("Holdings"), which then contributed such ownership interests in MIAQ Solutions to Madison Air Solutions Corporation in exchange for shares of the Corporation’s Class B common stock and, as a result, MIAQ Solutions became a wholly owned subsidiary of the Corporation and (ii) certain holders of non-controlling interests in intermediary holding entities between MIAQ Solutions and Madison Indoor Air Solutions LLC ("Madison IAS") engaged in a series of transactions that resulted in such holders of non-controlling interests receiving shares of the Corporation’s Class A common stock in exchange for their respective non-controlling interests in the intermediary holding entities and, as a result, each entity in the chain below the Corporation became a wholly owned subsidiary thereof.
In connection with the consummation of the IPO, the following transactions took place:
•the Corporation entered into the Separation Agreement with Holdings, Madison Industries International and Madison Industries US, which sets forth the Corporation’s agreements with Holdings, Madison Industries
2026 1Q Madison Air 20

International and Madison Industries US regarding the principal actions taken in connection with the Organizational Transactions;
•the Corporation entered into the Tax Matters Agreement with Madison Industries International which sets forth the Corporation’s agreements with Madison Industries International with respect to tax liabilities and benefits, tax attributes, tax contests and other tax sharing regarding U.S. federal, state, local and foreign income taxes, other tax matters and related tax returns;
•the Corporation entered into the Transition Services Agreement with Madison Industries International, pursuant to which Madison Industries International agreed to continue to provide the Corporation with certain services that were historically provided by Holdings, including tax compliance and reporting services and other miscellaneous services as may be requested, for a transitional period in exchange for the fees specified in the Transition Services Agreement;
•Madison Industries US distributed 100% of the outstanding equity interests in MIAQ Solutions to Madison Industries International;
•Madison Industries International distributed the equity interests in MIAQ Solutions received from Madison Industries US to Holdings, resulting in Holdings owning 100% of the outstanding equity interests in MIAQ Solutions;
•Holdings contributed the equity interests in MIAQ Solutions received from Madison Industries International to the Corporation in exchange for shares of our Class B common stock, resulting in (i) the Corporation owning 100% of the outstanding equity interests in MIAQ Solutions and (ii) Holdings owning 100% of the Corporation’s issued and outstanding shares of Class B common stock;
•Immediately following Holdings’ contribution of the equity interests in MIAQ Solutions received from Madison Industries International to the Corporation in exchange for shares of Class B common stock, the Corporation cancelled the 1,000 shares of Class A common stock previously issued to Holdings for no consideration;
•K.C. Armada, LP and Kedge Capital Principal Opportunities V, LP contributed their LLC units of Madison IAQ Holdings LLC ("IAQ Holdings") to the Corporation in exchange for shares of Class A common stock;
•certain unaffiliated institutional investors (the "IAQ Holdings II Investors") contributed their LLC units of Madison IAQ Holdings II LLC ("IAQ Holdings II") to the Corporation in exchange for shares of Class A common stock;
•Holdings formed Co-Investors LLC, a Delaware limited liability company;
•certain unaffiliated investors (the "IAQ Holdings III Investors") contributed their LLC units of Madison IAQ Holdings III LLC ("IAQ Holdings III") to the Corporation in exchange for shares of Class A common stock, and then immediately contributed such shares of Class A common stock to Co-Investors LLC;
•the Corporation formed MIAS Merger Sub, LLC, a Delaware limited liability company;
•MIAS Merger Sub, LLC merged with and into Madison IAS, with Madison IAS as the surviving entity in the merger. As a result of the merger of MIAS Merger Sub, LLC with and into Madison IAS, the interests held by certain of our executive officers and other current and former employees and consultants (the "Madison IAS Investors") were converted into shares of Class A common stock;
•holders of unvested EAR awards at Madison IAS received EAR units, with such EAR units subject to the same vesting terms as the underlying unvested EAR award. Upon vesting, each EAR unit will convert into one share of Class A common stock; and
•the Corporation contributed the equity interests in IAQ Holdings, IAQ Holdings II and IAQ Holdings III to MIAQ Solutions, IAQ Holdings and IAQ Holdings II, respectively, resulting in each subsidiary being wholly owned by its direct parent entity.
Madison Air Solutions Corporation 2026 Omnibus Incentive Plan. Following the completion of the IPO, the Company adopted the Madison Air Solutions Corporation 2026 Omnibus Incentive Plan (the “2026 Plan”) for employees, consultants and directors. The 2026 Plan provides for the grant of options, stock appreciation rights, restricted stock, restricted stock units, performance awards, stock awards, dividend equivalents, other stock-based awards (including equity appreciation rights granted pursuant to the EAR Plan), cash awards and substitute awards intended to align the interests of employees and other service providers with those of our stockholders.
Subject to adjustment in the event of certain transactions or changes of capitalization in accordance with the 2026 Plan, 44,003,369 shares of Class A common stock (the “Share Reserve”) are initially reserved for issuance pursuant to awards under the 2026 Plan. The total number of shares reserved for issuance under the 2026 Plan will be increased annually on January 1 of each calendar year from and including 2027 through January 1, 2036, by the lesser of (i) 1.50% of the aggregate number of shares of Class A common stock and Class B common stock, outstanding on December 31 of the immediately preceding calendar year and (ii) the number of shares of Class A common stock as is determined by the Board of Directors. Shares of Class A common stock subject to an award that expires or is cancelled, forfeited, exchanged, settled in cash or otherwise terminated without delivery of shares and shares withheld to pay the exercise price of, or to satisfy the withholding obligations with respect to, an award will again be available for delivery pursuant to other awards under the 2026 Plan.
2026 1Q Madison Air 21

Madison Industries IAQ Solutions Corporation Condensed Consolidated Balance Sheets (Unaudited)

(in millions, except share and per share data)	March 31, 2026	December 31, 2025
Assets
Cash and cash equivalents	$228.6	$208.4
Accounts receivable, net	582.6	475.4
Inventories (Note 6)	422.6	408.4
Prepaid expenses and other current assets	49.3	43.8
Total current assets	1,283.1	1,136.0
Property, plant and equipment, net (Note 7)	367.9	371.7
Goodwill (Note 5)	3,316.6	3,318.5
Other intangible assets, net (Note 5)	3,189.5	3,231.8
Other long-term assets	152.1	119.1
Total assets	8,309.2	8,177.1
Liabilities and Equity (Deficit)
Accounts payable	306.8	260.1
Customer deposits and deferred revenue	123.1	128.3
Accrued expenses and other current liabilities (Note 9)	267.3	265.2
Current maturities of long-term debt (Note 10)	27.7	27.8
Total current liabilities	724.9	681.4
Long-term debt (Note 10)	5,621.0	5,622.6
Deferred income taxes (Note 8)	648.1	651.1
Other long-term liabilities	283.2	257.0
Total liabilities	7,277.2	7,212.1
Commitments and contingencies (Note 20)
Redeemable noncontrolling interests	888.7	882.9
Shareholder’s equity (deficit)
Common stock, $0.01 par value, 1,000 shares authorized, issued and outstanding at March 31, 2026 and December 31, 2025, respectively	0.0	0.0
Additional paid-in capital	12.8	—
Retained earnings (accumulated deficit)	27.3	(6.3)
Accumulated other comprehensive income (loss)	(29.0)	(30.7)
Total shareholder’s equity (deficit)	11.1	(37.0)
Noncontrolling interests	132.2	119.1
Total equity (deficit)	143.3	82.1
Total liabilities and equity (deficit)	$8,309.2	$8,177.1
The accompanying notes are an integral part of these condensed consolidated financial statements.
2026 1Q Madison Air 22

Madison Industries IAQ Solutions Corporation Condensed Consolidated Statements of Income (Loss) (Unaudited)

	Three months ended March 31,
(in millions, except share and per share data)	2026	2025
Net sales	$923.7	$690.4
Cost of goods sold(1)	570.7	436.0
Selling, general and administrative expenses(2)	154.3	105.6
Intangible amortization	40.9	25.2
Restructuring expenses	2.3	0.1
Other operating expenses	4.1	0.8
Operating income	151.4	122.7
Interest and financing expenses	90.7	65.8
Other (income) expense, net	0.4	(3.0)
Income (loss) from continuing operations before income taxes	60.3	59.9
Income tax expense (benefit)	17.3	14.7
Income (loss) from continuing operations	43.0	45.2
Income (loss) from discontinued operations, net of taxes	—	1.0
Net Income (loss)	43.0	46.2
Less: Net income attributable to noncontrolling interests	9.4	8.5
Net income (loss) attributable to the Company	$33.6	$37.7
Earnings (loss) per share attributable to the Company
Basic:
Continuing operations	$33,617	$36,762
Discontinued operations	—	979
Net income (loss)	33,617	37,741
Weighted average shares outstanding:
Basic	1,000	1,000
(1)Exclusive of intangible amortization shown separately
(2)Inclusive of equity appreciation rights expense of $10.4 and $5.2 for the three months ended March 31, 2026 and 2025, respectively.
The accompanying notes are an integral part of these condensed consolidated financial statements.
2026 1Q Madison Air 23

Madison Industries IAQ Solutions Corporation Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three months ended March 31,
(in millions)	2026	2025
Net income (loss)	$43.0	$46.2
Other comprehensive income (loss)
Foreign currency translation adjustment	(4.1)	0.5
Actuarial gain (loss) on pension plans (net of tax of $0.0 in 2026 and $0.0 in 2025)	0.1	(0.2)
Gain (loss) on hedging instruments (net of tax of $(1.5) in 2026 and $1.1 in 2025)	5.6	(3.8)
Gain (loss) on available-for-sale marketable securities (net of tax of $0.0 in 2025)	—	(0.2)
Total other comprehensive income (loss)	1.6	(3.7)
Comprehensive income (loss)	44.6	42.5
Less: Comprehensive income (loss) attributable to noncontrolling interest	9.3	8.0
Comprehensive income (loss) attributable to the Company	$35.3	$34.5
The accompanying notes are an integral part of these condensed consolidated financial statements.
2026 1Q Madison Air 24

Madison Industries IAQ Solutions Corporation Condensed Consolidated Statements of Shareholder’s Equity (Deficit) and Noncontrolling Interests (Unaudited)

(in millions, except share data)	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholder's Equity (Deficit)	Noncontrolling Interest	Total Equity (Deficit)	Redeemable Noncontrolling Interest
Balance at December 31, 2025	1,000.0	$0.0	$—	$(6.3)	$(30.7)	$(37.0)	$119.1	$82.1	$882.9
Distributions	—	—	14.3	—	—	14.3	—	14.3	—
Increased value of redeemable noncontrolling interests	—	—	(1.5)	—	—	(1.5)	—	(1.5)	1.5
Equity appreciation rights	—	—	—	—	—	—	8.1	8.1	—
Net income (loss)	—	—	—	33.6	—	33.6	5.1	38.7	4.3
Other comprehensive income (loss)	—	—	—	—	1.7	1.7	(0.1)	1.6	—
Balance at March 31, 2026	1,000.0	$0.0	$12.8	$27.3	$(29.0)	$11.1	$132.2	$143.3	$888.7

(in millions, except share data)	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholder's Equity (Deficit)	Noncontrolling Interest	Total Equity (Deficit)	Redeemable Noncontrolling Interest
Balance at December 31, 2024	1,000.0	$0.0	$—	$(17.4)	$(40.7)	$(58.1)	$(34.4)	$(92.5)	$437.2
Distributions	—	—	9.8	—	—	9.8	—	9.8	—
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	0.2
Redemptions of noncontrolling interests	—	—	—	—	—	—	—	—	(0.2)
Net income (loss)	—	—	—	37.7	—	37.7	5.5	43.2	3.0
Other comprehensive income (loss)	—	—	—	—	(3.2)	(3.2)	(0.3)	(3.5)	(0.2)
Balance at March 31, 2025	1,000.0	$0.0	$9.8	$20.3	$(43.9)	$(13.8)	$(29.2)	$(43.0)	$440.0
The accompanying notes are an integral part of these condensed consolidated financial statements.
2026 1Q Madison Air 25

Madison Industries IAQ Solutions Corporation Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three months ended March 31,
(in millions)	2026	2025
Net income (loss)	$43.0	$46.2
(Income) loss from discontinued operations, net of taxes	—	(1.0)
Adjustments to reconcile net income to net cash flows from operating activities
Depreciation and amortization	53.9	35.3
Deferred income taxes	(3.7)	(2.8)
Equity appreciation rights	9.5	—
Non-cash interest expense	4.7	3.6
(Gain) loss on disposal of property, plant and equipment	0.1	0.4
(Gain) loss on foreign exchange	0.1	(2.2)
(Gain) loss on available-for-sale marketable securities	—	(1.1)
Other	0.5	0.2
Changes to assets and liabilities, net of acquisitions and divestitures
Accounts receivable	(108.3)	(27.8)
Inventories	(14.7)	(8.3)
Accounts payable and accrued expenses	81.4	35.2
Customer deposits and deferred revenue	(5.2)	(13.3)
Other assets and liabilities, net	(3.5)	(9.5)
Net cash flows provided by operating activities - continuing operations	57.8	54.9
Net cash flow provided by (used in) operating activities - discontinued operations	—	(0.3)
Net cash flows provided by (used in) operating activities	57.8	54.6
Purchase of property, plant and equipment	(7.4)	(4.5)
Purchase of available-for-sale marketable securities	—	(39.3)
Capitalized software development costs	(0.7)	—
Proceeds from the sale of available-for-sale marketable securities	—	60.0
Acquisitions of businesses, net of cash acquired	—	(11.7)
Net cash flows provided by (used in) investing activities - continuing operations	(8.1)	4.5
Net cash flows provided by (used in) investing activities - discontinued operations	—	7.0
Net cash flows provided by (used in) investing activities	(8.1)	11.5
Debt principal payments	(7.0)	(0.1)
Distributions to Holdings	14.3	9.8
Distributions to and redemptions of noncontrolling interests	—	(0.2)
Contributions from noncontrolling interests	—	0.2
Taxes paid related to net share settlement of equity awards	(36.6)	—
Payments on financing leases	(0.6)	(0.5)
Net cash flows provided by (used in) financing activities - continuing operations	(29.9)	9.2
Net cash flows provided by (used in) financing activities - discontinued operations	—	—
Net cash flows provided by (used in) financing activities	(29.9)	9.2
Effects of exchange rate changes on cash	0.4	0.1
Net change in cash and cash equivalents	20.2	75.4
Cash and cash equivalents at the beginning of the period	208.4	339.9
Cash and cash equivalents at the end of period	$228.6	$415.3
Supplemental cash flow disclosures:
Cash paid for interest	$66.1	$45.9
The accompanying notes are an integral part of these condensed consolidated financial statements.
2026 1Q Madison Air 26

Madison Industries IAQ Solutions Corporation Notes to the Condensed Consolidated Financial Statements (Unaudited)
(in millions, except share and per share data or otherwise noted)
Note 1. Introduction
Nature of Operations. Madison Industries IAQ Solutions Corporation (the “Company”) is an air quality solutions provider for priority commercial and residential markets. Through its portfolio of trusted brands, including Addison, AprilAire, Big Ass Fans, Broan-NuTone, Nortek Air Solutions, Nortek Data Center Cooling and Reznor, the company operates in high-value niches adjacent to traditional HVAC, helping customers improve performance, protect critical assets and create healthier indoor environments. Madison Air's mission is to make the world safer, healthier and more productive through the power of better air. The Company’s operations are classified into two reportable segments: Commercial and Residential. As of March 31, 2026 the Company is wholly owned by Madison Industries US Holdings Corporation (“Madison Industries US”), which is an indirect subsidiary of Madison Industries Holdings LLC (“Holdings”). Holdings’ other businesses are not included in these consolidated financial statements.
On April 17, 2026, Madison Air Solutions Corporation completed its IPO. Through a series of organizational transactions in connection with its IPO, as discussed in Amendment No. 2 on Form S-1 filed by Madison Air Solutions Corporation on April 6, 2026, Madison Air Solutions Corporation became the direct parent of Madison Industries IAQ Solutions Corporation. Therefore, beginning on April 17, 2026, the operations, assets, rights, duties, liabilities, obligations and cash flows of Madison Industries IAQ Solutions Corporation will be reported within Madison Air Solutions Corporation pursuant to a restructuring under common control. See Note 21. "Subsequent Events," for additional information relating to organizational transactions executed after March 31, 2026.
Note 2. Basis of Presentation and Summary of Significant Accounting Policies
Financial Statement Presentation. The accompanying unaudited condensed consolidated financial statements are presented in accordance with United States Securities and Exchange Commission ("SEC") interim reporting requirements. Accordingly, the condensed consolidated financial statements do not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for full financial statements and should be read in conjunction with the audited consolidated financial statements included in the prospectus (the "Prospectus") of Madison Air Solutions Corporation filed pursuant to Rule 424(b)(4) with the SEC on April 17, 2026. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, which include only normal recurring adjustments, necessary to fairly state the condensed consolidated results for interim periods presented.
The results of operations and cash flows of all discontinued operations have been separately reported as discontinued operations for all periods presented. We present businesses whose disposal represents a strategic shift that has, or will have, a major effect on our operations and financial results as discontinued operations when the components meet the criteria for held for sale or are sold.
The unaudited condensed consolidated financial statements include the results of the Company and its majority-owned subsidiaries. The minority shareholders’ interest in majority-owned subsidiaries is reflected as redeemable noncontrolling interest and noncontrolling interest. All intercompany balances and transactions have been eliminated in the consolidated financial statements.
Reclassifications. Certain items previously reported in other operating expenses, including equity appreciation rights expense, have been reclassified from other operating expenses to selling, general, and administrative expenses. Prior period amounts have been updated to conform to the current period presentation.
Recently Issued Accounting Pronouncements. In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (DISE) (“ASU 2024-03”), which requires public entities to disclose disaggregated information about expenses by nature on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently assessing the impact of this ASU on its consolidated financial statements.
In November 2025, the FASB issued ASU No. 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements. The amendments included in the five issues expand the hedged risks permitted to be aggregated in a group of individual forecasted transactions in a cash flow hedge, provide a model to facilitate the application of cash flow hedge accounting to forecasted interest payments on select variable-rate debt instruments, expand hedge accounting for forecasted purchases and sales of nonfinancial assets, update the hedge accounting guidance to accommodate differences in the loan and swap markets that developed after the cessation of the London Interbank Offered Rate, and
2026 1Q Madison Air 27

eliminate the recognition and presentation mismatch related to a dual hedge strategy. The ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within those annual reporting periods, with early adoption permitted. We are currently evaluating the impact that this guidance will have on the financial position and results of operations within our consolidated financial statements.
Note 3. Revenue Recognition
Revenue is recognized at a point-in-time or over time when performance obligations are satisfied. When revenue is recognized at a point-in-time, control generally transfers at time of shipment. Revenues are recognized over time if the customer simultaneously receives control as the Company performs work under a contract, if the customer controls the asset as it is being produced, or if the product produced for the customer has no alternative use and the Company has a contractual right to payment with a reasonable profit margin. Revenue recognized over time solely related to our Commercial segment. Revenue is measured based on the amount of consideration the Company expects to receive, reduced for estimates for return allowances, discounts and rebates. Product returns, customer allowances and rebates are estimated based on contractual obligations, historical experience and known trends. Revenues also exclude any impacts from value-added taxes, sales tax and other taxes where the Company is a pass-through conduit for collecting and remitting such taxes to governmental authorities. Taxes collected are included in accrued expenses and other current liabilities until the taxes are remitted to the appropriate taxing authorities. Payment terms vary by customer and the time between invoicing and due date is typically not significant.
Substantially all sales are made on credit to customers located throughout the world. Accounts receivable are stated at original invoice amounts less an estimate made for credit losses, returns, discounts, rebates and other customer allowances. Accounts receivable acquired as part of a business combination are recorded at fair value. The Company determines an allowance for credit losses for the current expected credit losses inherent over the expected life. The allowance for credit losses is a valuation account deducted from the amortized cost basis to present the net carrying value at the amount expected to be collected. Each period, the allowance for credit losses is adjusted through earnings to reflect expected credit losses over the remaining lives of the assets. The Company estimates expected credit losses based on historical experience, current and projected economic conditions, and reasonable and supportable forecasts that affect the collectability. The allowance for credit losses was $5.0 and $3.8 as of March 31, 2026 and December 31, 2025, respectively.
For three months ended March 31, 2026 the Company had one customer account for approximately 12% of our net sales. The same customer accounted for approximately 19% of our accounts receivable balance as of March 31, 2026.
Customer sales disaggregated by the timing of transfer are as follows:

	Three months ended March 31,
	2026	2025
Products transferred at a point in time	$900.4	$668.4
Products transferred over time	23.3	22.0
Net Sales	$923.7	$690.4
The transaction prices for long-term contracts are primarily fixed; however, transaction prices may include variable consideration, which includes, for example increases or decreases to the transaction price for change orders. Change orders which modify the scope of terms of an original contract are included in the transaction price once approved, the recovery amount is probable and the amount can be reliably estimated. As of March 31, 2026, the aggregate amount of the transaction prices allocated to the remaining performance obligations was $16.5, and the Company will recognize this revenue when equipment is delivered or installation service is completed, which is expected to occur over the next 12 to 36 months. Future contract modifications could affect the timing and the amount of the remaining performance obligations. The aggregate transaction price allocated to unsatisfied (or partially unsatisfied) performance obligations excludes the value of remaining performance obligations for service contracts with an original expected duration of one year or less and contracts that are cancellable without penalty consistent with the transaction price.
The timing of revenue recognition, billings and cash collections results in contract assets and contract liabilities. Contract assets relate to the conditional right to consideration for any completed performance under a contract when costs are incurred in excess of billings. Contract liabilities relate to payments received in advance of performance under a contract or when the Company has a right to consideration that is conditioned upon transfer of good or service to the customer. Contract liabilities are recognized as revenue as (or when) the Company performs under the contract. The Company does not capitalize costs to obtain a contract as these amounts would generally be recognized over a period less than one year and are not material.
2026 1Q Madison Air 28

Total contract assets and liabilities consisted of the following:

	March 31, 2026	December 31, 2025
Contract assets, current (included in accounts receivable, net)	$28.9	$43.3
Total contract assets	28.9	43.3
Contract liabilities, current (included in customer deposits and deferred revenue)	(123.1)	(128.3)
Contract liabilities, long-term (included in other long-term liabilities)	(13.2)	(13.3)
Total contract liabilities	(136.3)	(141.6)
Net contract assets (liabilities)	$(107.4)	$(98.3)
The Company recognized revenue of $39.7 for the three months ended March 31, 2026 from contract liability balances at December 31, 2025. The Company expects a majority of its contract liabilities at the end of the period to be recognized as revenue over the next 12 months.
Note 4. Fair Value of Financial Instruments
ASC 820, Fair Value (“ASC 820”), defines fair value as the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measure date. ASC 820 also establishes a three-level valuation hierarchy based on the transparency of inputs utilized in the measurement and valuation of financial assets or liabilities. Level 1 inputs include quoted prices for identical instruments and are most observable. Level 2 inputs include quoted prices for similar assets and observable inputs such as interest rates, foreign currency exchange rates, commodity rates and yield curves. Level 3 inputs are not observable in the market and include management’s own judgments about the assumption market participants would use in pricing the asset or liability. The use of observable and unobservable inputs is reflected in the hierarchy assessment disclosed below.
The following table presents information about certain financial assets that are required to be measured at fair value on a recurring basis as of March 31, 2026:

	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$228.6	$228.6	$—	$—
Interest rate swaps and collars	3.1	—	3.1	—
Foreign currency derivatives	1.8	—	1.8	—
Total	$233.5	$228.6	$4.9	$—
The following table presents information about certain financial assets that are required to be measured at fair value on a recurring basis as of December 31, 2025:

	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$208.4	$208.4	$—	$—
Interest rate swaps and collars	(4.4)	—	(4.4)	—
Foreign currency derivatives	2.2	—	2.2	—
Total	$206.2	$208.4	$(2.2)	$—
Note 5. Goodwill and Other Intangible Assets
The change in the carrying amount of goodwill for the three months ended March 31, 2026 was as follows:

	Commercial	Residential	Total
Balance at December 31, 2025	$2,242.0	$1,076.5	$3,318.5
Foreign currency translation	(1.9)	—	(1.9)
Balance at March 31, 2026	$2,240.1	$1,076.5	$3,316.6
The following tables provide the gross carrying amounts and accumulated amortization for other intangible assets subject to amortization at March 31, 2026 and December 31, 2025:

	Trademarks	Customer Relationships	Technology	Patents	Backlog and Other	Total
Gross carrying amount	$1,299.6	$2,071.5	$364.0	$16.0	$99.5	$3,850.6
Accumulated amortization	—	(406.4)	(147.9)	(12.7)	(94.1)	(661.1)
Balance at March 31, 2026	$1,299.6	$1,665.1	$216.1	$3.3	$5.4	$3,189.5
2026 1Q Madison Air 29

	Trademarks	Customer Relationships	Technology	Patents	Backlog and Other	Total
Gross carrying amount	$1,300.7	$2,072.8	$365.8	$16.0	$97.5	$3,852.8
Accumulated amortization	—	(376.2)	(138.6)	(12.3)	(93.9)	(621.0)
Balance at December 31, 2025	$1,300.7	$1,696.6	$227.2	$3.7	$3.6	$3,231.8
Intangible asset amortization expenses was $40.9 and $25.2 for the three months ended March 31, 2026 and March 31, 2025, respectively.
Note 6. Inventories
Inventories consisted of the following:

	March 31, 2026	December 31, 2025
Raw materials	$236.1	$215.5
Work in process	40.3	33.1
Finished goods	146.2	159.8
Inventories	$422.6	$408.4
Inventories are stated at the lower of cost or net realizable value with cost generally determined on the first in, first out (“FIFO”) method or at fair value when part of a business acquisition. Management determines the allowance for excess and obsolete inventory by evaluating inventory levels and customer demand. Reserve balances, primarily related to obsolete and slow-moving inventories were $34.0 and $33.0 at March 31, 2026 and December 31, 2025, respectively.
Note 7. Property, Plant and Equipment
Property, plant and equipment consisted of the following:

	March 31, 2026	December 31, 2025
Land	$26.3	$26.2
Buildings and improvements	176.0	176.0
Machinery and equipment	323.1	319.8
Right-of-use assets - finance leases	10.3	9.9
Construction in progress	33.2	29.4
Total property, plant and equipment	568.9	561.3
Less: Accumulated depreciation	(201.0)	(189.6)
Property, plant and equipment, net	$367.9	$371.7
Depreciation expenses totaled $13.0 and $10.1 for the three months ended March 31, 2026 and 2025, respectively.
Note 8. Income Taxes
For the three months ended March 31, 2026 and 2025, the Company's effective income tax rate was 28.7% and 24.5%, respectively. The increase in the effective tax rate is primarily driven by increased tax on non-US operations.
As of March 31, 2026, tax years 2021 and later remain open to audit for the U.S. federal jurisdiction and tax years 2019 and later remain open to audit in U.S. state jurisdictions. Tax years 2018 and later remain open to audit in foreign locations.
The Organization for Economic Co-operation and Development (“OECD”) issued Pillar Two model rules for a global minimum tax of 15% effective January 1, 2024. While the United States has not adopted Pillar Two, other countries in which the Company operates have enacted such legislation or are considering implementation. Given our limited operations in low-tax jurisdictions, Pillar Two has not materially increased our global tax costs. On January 5, 2026, the OECD released a comprehensive package for a “side-by-side arrangement” with respect to Pillar Two. Notably, once adopted, this new guidance will prevent other countries from imposing tax on the U.S. profits of American companies. We will continue to monitor U.S. and international legislative developments, including further announcements on the Side-by-Side package, to assess any potential impacts on our operations. During the three months ended March 31, 2026, we have not accrued any tax expenses in connection with the incorporation of the Pillar Two model rules.
2026 1Q Madison Air 30

Note 9. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	March 31, 2026	December 31, 2025
Seller earnout and deferred acquisition consideration	$2.6	$2.6
Personnel and restructuring costs	95.1	114.1
Commercial costs	18.4	18.9
Warranty costs	23.0	24.5
Accrued interest	66.4	46.4
Right-of-use liabilities	22.1	19.9
Insurance and professional fees	24.0	19.5
Income tax payable	1.1	5.4
Other	14.6	13.9
Total	$267.3	$265.2
Note 10. Debt
Long-term debt consisted of the following:

	March 31, 2026	December 31, 2025
Term notes	$3,971.3	$3,977.7
Senior notes	1,035.0	1,035.0
Senior secured notes	700.0	700.0
Equipment loans and financing leases	6.2	5.7
Mortgage payable	—	0.6
Discounts and financing fees, net	(63.8)	(68.6)
Total debt	$5,648.7	$5,650.4
Less: Current maturities	$(27.7)	$(27.8)
Long-term debt, net of current maturities	$5,621.0	$5,622.6
Term Notes and Revolving Credit Facility. In June 2024, the Company amended and restated its credit agreement (the “Credit Agreement”) with a syndicate of various lenders. The Credit Agreement consists of a revolving credit facility and term notes (“Initial Term Loan”), both of which mature in June 2028. The maturity dates under the Credit Agreement may be extended upon written notice, no later than 30 days prior to maturity, for a term agreed upon by the Company and each lender on a pro rata basis. The Company capitalized $1.1 of deferred financing fees incurred in executing the amendment which is amortized over the remaining life of the term notes.
In January 2025, the Company amended its Initial Term Loan to reduce the SOFR base rate by 25 basis points from 2.75% to 2.5%. The Company capitalized $0.1 of deferred financing fees incurred in executing the amendment. These deferred financing fees will be amortized over the remaining term of the loan. In connection with this amendment, the Company expensed $0.2 of previously capitalized discounts and financing fees.
In May 2025, the Company amended its Credit Agreement to provide for an Incremental Term Loan in the principal amount of $1,750.0 with a SOFR base rate plus margin of 3.25%, the proceeds of which were used to partially fund an acquisition. The amendment also increased borrowing capacity under the Company’s revolving credit facility from $200.0 to $340.0 and set the interest rate applicable to the revolving credit facility at the SOFR Rate plus a margin of 2.50%, subject to a 0% floor, reflecting a 75 basis points reduction from the prior interest rate. Additionally, the maturity date applicable to the revolving credit facility was amended such that the facility will mature on the earlier of (i) May 6, 2030, (ii) March 31, 2029 (unless, on or prior to such date, all indebtedness with respect to the Senior Unsecured Notes is extended or refinanced to mature on a date that is at least 91 days later than May 6, 2030), (iii) March 31, 2028 (unless, on or prior to such date, all indebtedness with respect to the Senior Secured Notes is extended or refinanced to mature on a date that is at least 91 days later than May 6, 2030) and (iv) the date that is 91 days prior to the maturity date of the Initial Term Loans (unless, on or prior to such date, all indebtedness with respect to the Initial Term Loans is extended or refinanced to mature on a date that is at least 91 days later than May 6, 2030). The Company capitalized $8.7 of deferred financing fees incurred in executing the amendment which is amortized over the remaining life of the term notes. In connection with this amendment, the Company expensed $0.5 of previously capitalized discounts and financing fees.
In November 2025, the Company amended its Credit Agreement to set the interest rate applicable to the Incremental Term Loan at the SOFR Rate plus a margin of 2.75%, subject to a 0.50% floor, reflecting a 50 basis points reduction from the prior interest rate. Concurrent with the amendment, the Company also voluntarily prepaid $150.0 of the Incremental Term Loan. The voluntary prepayment was applied to all future interim installments of principal as per the agreement. As a
2026 1Q Madison Air 31

result, the Company has no obligation to make periodic principal payments towards the Incremental Term Loan through the date of maturity. Following the execution of the amendment, the principal amount of the Incremental Term Loan was approximately $1,600. Additionally, the maturity date applicable to the Incremental Term Loan was amended such that the facility will mature on the earlier of (i) May 6, 2032 and (ii) March 31, 2029 (unless, on or prior to such date, all indebtedness with respect to the Senior Unsecured Notes is extended or refinanced to mature on a date that is at least 91 days later than May 6, 2032). The Company capitalized $0.1 of deferred financing fees incurred in executing the amendment which is amortized over the remaining life of the term notes.
In December 2025, the Company prepaid an additional $50.0 of its Incremental Term Loan.
Borrowings under the Credit Agreement bear variable interest rates. The weighted average interest rate for borrowing outstanding under the term notes was 6.2% and 6.7% at March 31, 2026 and December 31, 2025, respectively, before giving effect to the benefit of interest rate hedges. During the three months ended March 31, 2026 and 2025, no amounts were borrowed or repaid on the revolving credit facility. The Credit Agreement includes a fee on unused commitments equal to 25 basis points of the unused commitments.
On March 20, 2026, our subsidiary, Madison IAQ LLC, together with certain other subsidiaries, entered into an amendment (the “Sixth Amendment”) to the Credit Agreement which, upon effectiveness, will amend the Credit Agreement (as so amended by the Sixth Amendment, the “Amended Credit Agreement”), and a related agency assignment agreement with the lenders party thereto and Wells Fargo Bank, National Association. Upon effectiveness, the Sixth Amendment will replace the existing revolving commitments under the Credit Agreement with new incremental revolving loan commitments in an aggregate principal amount of $1,300.0 (the “2026 Incremental Revolving Facility”), and Wells Fargo Bank, National Association will succeed to, and become, the administrative agent and collateral agent under the Amended Credit Agreement and the related credit documents.
The Sixth Amendment is subject to a number of conditions to effectiveness and is not effective as of the date of this report. These conditions include, among other things, the consummation of the Company's initial public offering, the use of substantially all of the net proceeds of the offering to prepay the initial term loans under the Credit Agreement in part or in full, the payment of accrued and unpaid interest and fees on the initial term loans, the refinancing of any existing revolving loans with borrowings under the 2026 Incremental Revolving Facility, the termination of the existing revolving commitments and the satisfaction or waiver of certain other customary conditions set forth in the Sixth Amendment and the Amended Credit Agreement. The Sixth Amendment will not become effective until the date that is 30 days after substantially all of the net proceeds of the offering have been used to prepay a portion of the initial term loans under the Credit Agreement.
Senior Notes. The Company has $1,035.0 in Senior Notes payable as of March 31, 2026 and December 31, 2025. The Senior Notes accrue interest at 5.9% per annum and are due in June 2029.
Senior Secured Notes. The Company has $700.0 in Senior Secured Notes payable as of March 31, 2026 and December 31, 2025. The Senior Secured Notes accrue interest at 4.1% per annum and are due in June 2028.
Mortgage Payable. A wholly owned subsidiary of the Company had an outstanding mortgage loan. The mortgage bore an interest rate at SOFR plus 3.83%. In 2025, the Company extended the maturity date of the mortgage from January 2025 to January 2028. In January 2026, the Company repaid in full its outstanding mortgage obligation, with a total principal payment of $0.6. As a result of this repayment, the Company has no remaining mortgage obligation and the real estate held as collateral has been released from its lien.
Debt Covenants. Certain indebtedness contains a financial covenant and non-financial covenants. The financial covenant is only operative if the Company had outstanding amounts drawn on the Revolving Credit Facility above a certain threshold. Borrowings under the Revolving Credit Facility, Term Loan, and Senior Secured Notes are collateralized by a majority of the Company’s assets. The Company was in compliance with the covenants as of March 31, 2026.
Interest expense on long-term debt was $85.7 and $65.6 and amortization of discounts and finance fees was $4.7 and $3.4 for the three months ended March 31, 2026 and 2025, respectively.
The Company had letters of credit outstanding of $12.9 for both March 31, 2026 and December 31, 2025, respectively, of which $5.7 reduced our borrowing capacity at March 31, 2026 and December 31, 2025, respectively.
The fair value of debt as of March 31, 2026 was $5,667.4. The carrying value of the Company's debt approximates the fair value as of December 31, 2025.
Note 11. Derivative Financial Instruments
The Company enters into commodity futures, foreign currency forward contracts and options, and interest rate swaps and collars. Commodity futures are intended and effective as hedges of market price risk associated with the anticipated purchase of certain raw materials (primarily steel). Foreign currency forward contracts are intended and are effective as
2026 1Q Madison Air 32

hedges of the Company’s exposure to the variability of cash flows, primarily related to foreign exchange rate changes of products manufactured in countries abroad and sold in the United States. Interest rate swaps are intended and effective as hedges of market changes in interest rates associated with floating rate debt.
The Company does not engage in trading or other speculative use of derivative instruments. The Company recognizes all derivative instruments as assets and liabilities at fair value. The Company uses either hedge accounting or mark-to-market accounting for its derivative instruments. Derivatives that qualify for hedge accounting are designated as cash flow hedges by formally documenting the hedge relationships, including identification of the hedging instruments, the hedged items and other critical terms as well as the Company’s risk management objectives and strategies for undertaking the hedge transaction. As of the periods presented, all derivative instruments are accounted for using hedge accounting.
As of March 31, 2026 and December 31, 2025, respectively, derivatives consisted of the following:

	Notional Amount	Assets	Liabilities
Interest rate swaps and collars	$2,550.0	$3.5	$(0.4)
Foreign currency swaps and options	139.8	1.9	(0.1)
Balance at March 31, 2026	$2,689.8	$5.4	$(0.5)

	Notional Amount	Assets	Liabilities
Interest rate swaps and collars	$2,550.0	$0.3	$(4.7)
Foreign currency swaps and options	26.4	2.2	—
Balance at December 31, 2025	$2,576.4	$2.5	$(4.7)
All amounts reported in accumulated other comprehensive income (loss) for foreign currency swaps and options are expected to be reclassified to cost of goods sold during the next 12 months. Approximately $0.2, $0.5 and $2.4 of this accumulated other comprehensive loss on interest rate swaps is expected to be reclassified into interest and financing expenses in 2026 (remainder of year), 2027 and 2028, respectively. As of March 31, 2026, $0.4 was recorded in other current assets, $3.1 in other long-term assets and $0.4 in accrued expenses and other current liabilities for interest rate swaps and collars and $1.9 was recorded in other current assets and $0.1 in accrued expenses and other current liabilities for foreign currency swaps and options. As of December 31, 2025, $0.3 was recorded in other current assets and, $0.6 in accrued expenses and other current liabilities, $4.1 was recorded in other long-term liabilities for interest rate swaps and collars and $2.2 was recorded in other current assets for foreign currency swaps and options.
Amounts recorded to earnings for interest rate swaps and collars are included in interest and financings expenses, and amounts recorded to earnings for foreign currency swaps and options are included in cost of goods sold on the consolidated income statement.
The effects of derivative financial instruments on the Company’s condensed consolidated statements of income (loss) and comprehensive income for the three months ended March 31, 2026 consisted of the following:

	Gain (Loss) Recognized in OCI	Gain (Loss) Reclassified from Accumulated OCI to Earnings
Interest rate swaps and collars	$5.9	$0.6
Foreign currency swaps and options	(0.3)	0.9
Total	$5.6	$1.5
The effects of derivative financial instruments on the Company’s condensed consolidated statements of income (loss) and comprehensive income for the three months ended March 31, 2025 consisted of the following:

	Gain (Loss) Recognized in OCI	Gain (Loss) Reclassified from Accumulated OCI to Earnings
Interest rate swaps and collars	$(4.2)	$1.7
Foreign currency swaps and options	0.4	(0.2)
Total	$(3.8)	$1.5
Note 12. Leases
The Company leases manufacturing, warehouse and office facilities as well as manufacturing and office equipment under leases that expire at various dates through 2038. The facility leases generally provide that the Company is responsible for taxes, utilities, maintenance, and insurance.
2026 1Q Madison Air 33

The weighted-average remaining lease term for operating leases was 6.1 and 6.1 years and the weighted-average discount rate was 6.1% and 6.3% at March 31, 2026 and December 31, 2025, respectively. The weighted-average remaining lease term for finance leases was 3.1 and 3.1 years and the weighted-average discount rate was 5.4% and 5.4% at March 31, 2026 and December 31, 2025, respectively.
Supplemental balance sheet information related to leases is as follows:

Operating Leases	Financial Statement Line Item on the Condensed Consolidated Balance Sheets (Unaudited)	March 31, 2026	December 31, 2025
ROU assets, net	Other long-term assets	$135.7	$106.8
Current lease liabilities	Accrued expenses and other current liabilities	22.1	19.9
Long-term lease liabilities	Other long-term liabilities	120.2	92.2
Total operating lease liabilities		$142.3	$112.1

Finance Leases	Financial Statement Line Item on the Condensed Consolidated Balance Sheets (Unaudited)	March 31, 2026	December 31, 2025
ROU assets, net	Property, plant and equipment, net	$6.1	$5.6
Current lease liabilities	Current maturities of long-term debt	2.3	2.1
Long-term lease liabilities	Long-term debt	3.9	3.6
Total finance lease liabilities		$6.2	$5.7
The Company recorded lease expense as either cost of goods sold or selling, general, and administrative expenses within its consolidated statements of income (loss), depending upon the nature and use of the ROU assets. The Company records finance lease expense as depreciation expense within cost of goods sold or selling, general, and administrative expenses, depending upon the nature and use of the ROU assets, and as interest expense in its consolidated statements of income (loss).
The components of lease expense were as follows:

	Three months ended March 31,
	2026	2025
Operating lease expense	$8.1	$6.4
Finance lease expense
Depreciation of ROU assets	0.6	0.5
Interest on lease liabilities	0.1	—
Total lease expense	$8.8	$6.9
The following table presents supplemental cash flow information related to cash paid for amounts included in the measurement of lease liabilities:

	Three months ended March 31,
	2026	2025
Operating cash flow from operating leases	$7.2	$6.3
ROU assets obtained in exchange for new operating lease liabilities	35.9	1.3
Operating cash flows from finance leases	0.1	0.1
Financing cash flows for finance leases	0.6	0.5
ROU assets obtained in exchange for new finance lease liabilities	1.2	0.3
In March 2026, the Company entered into a lease agreement for a production facility. The lease has an initial term of 7 years, commencing on March 20, 2026, with options to extend for two additional periods of 5 years each. Total minimum lease payments over the noncancelable term are approximately $37.7. The lease is classified as an operating lease under ASC 842. In connection with the lease, the Company recognized a right of use asset of $30.1 and a corresponding lease liability of $30.1 on its condensed consolidated balance sheet.
Note 13. Employee Benefit Plans
Defined Contribution Plans. The Company sponsors U.S. and international defined contribution plans. Contributions to the plans were $4.5 and $2.9 for the three months ended March 31, 2026 and 2025, respectively.
Pension and Postretirement Plans. The Company has defined benefit pension plans (“Pension Plans”) which cover certain U.S. full-time and part-time as well as certain international employees. The benefits in the Pension Plans are determined based on a fixed monthly payment per year of service or on a combination of years of service and earnings. The Company’s funding policy is to make the minimum annual contributions required by applicable regulations. Certain Pension Plans are not fully funded by pension assets, so benefits paid under the obligation will be greater than benefit payments relieved from pension assets. Most of the long-term pension liability is due to certain hourly and salaried
2026 1Q Madison Air 34

pension plans carried over from a business acquired in 2021. These plans are frozen and as a result, no new individuals, other than spouses of deceased participants, are eligible for participation in the Pension Plans. Discretionary contributions to the U.S. Plans and International Plans were $0.2 and $0.1 for the three months ended March 31, 2026, respectively. Discretionary contributions to the U.S. Plans and International Plans were $0.3 and $0.1 for the three months ended March 31, 2025, respectively.
The components of net periodic pension expense (benefit) for the defined benefit pension plans are presented in the table below. Net periodic pension expense (benefit) is recorded in other (income) expense on the condensed consolidated statements of income(loss).

	U.S. Plans		International Plans
	Three months ended March 31,		Three months ended March 31,
	2026	2025	2026	2025
Service cost	$0.1	$0.1	$—	$—
Interest cost	0.5	0.6	0.4	0.4
Expected return on plan assets	(0.5)	(0.6)	(0.4)	(0.4)
Net periodic pension expense (benefit)	$0.1	$0.1	$—	$—
Note 14. Equity Appreciation Rights
Certain employees of the Company and its subsidiaries participate in an Equity Appreciation Rights Plan (the “EAR Plan”) to provide an equity-value based long-term incentive to align the participants’ interest with those of the owners of the Company and to retain key employees. The Company’s EAR Plan was accounted for as a deferred compensation plan in accordance with ASC 710 – Compensation until the EAR Plan was amended on December 31, 2025 (“Amended EAR Plan”). The Amended EAR Plan is accounted for in accordance with ASC 718 – Compensation – Stock Compensation.
EAR Plan. Prior to December 31, 2025, awards under the EAR Plan are earned and payable upon the attainment of performance conditions, the occurrence of a qualifying liquidity event (as defined in the EAR Plan), or at the discretion of the EAR Plan manager. Awards generally vest over a five-year term and are settled in cash. Awards under the EAR Plan are subject to restrictive covenants including non-compete provisions. Valuation of the awards is based on the Company’s best estimate of amounts to be paid based on the EAR Plan manager’s assumptions around equity value, service period, and expected term and payout date. In addition, the Company has elected a policy of discounting the liability associated with the awards to its expected payout date.
Amended EAR Plan. Awards granted in the Amended EAR Plan generally cliff vest on the fifth anniversary of the grant date, subject to the equity appreciation based market condition, which is based on the Company's equity value exceeding a multiple of contributed capital (as calculated in accordance with the Amended EAR Plan), or vest upon the occurrence of a qualifying liquidity event (as defined in the Amended EAR Plan). As of March 31, 2026, awards are settled in units of Madison Indoor Air Solutions (“Plan Sponsor”), a subsidiary of the Company (or, in the event of a public offering, shares of our Madison Air Solutions Corporation Class A common stock). Awards under the Amended EAR Plan are subject to restrictive covenants including non-compete provisions. Awards are issued as a percentage of a pre-determined equity profit pool that is set aside for plan participants. As of March 31, 2026 and December 31, 2025, 10.0% of the Plan Sponsor’s equity profit pool is authorized for issuance. Compensation expense for the Amended EAR Plan is recognized on a straight-line basis over the term of the award and the Company recognizes forfeitures as they occur.
When awards become fully vested, the Company will withhold shares to satisfy employee tax obligations. As part of this process, cash payments are remitted to taxing authorities by the Company. These payments are reflected as financing activities, consistent with their treatment as share repurchases for accounting purposes.
Equity appreciation rights expense is included in selling, general, and administrative expenses in the accompanying unaudited condensed consolidated statements of income (loss).
Equity appreciation rights cost by award type was as follows:

	Three months ended March 31,
	2026	2025
Equity compensation cost - EAR Plan	$—	$5.2
Equity compensation cost - Amended EAR Plan	10.4	—
Total Equity Appreciation Rights cost	$10.4	$5.2
See Note 21. Subsequent Events," for information related to the treatment of EARS upon the consummation of the IPO.
2026 1Q Madison Air 35

Note 15. Related Party Transactions
The Company receives direct and indirect support from Holdings for certain corporate activities including, but not limited to consolidation accounting, tax services, legal, and other Holdings corporate and infrastructure related services. The Company incurred $10.7 and $4.5 related to these services for the three months ended March 31, 2026 and 2025, respectively. Amounts are recorded within selling general and administrative expenses on the unaudited condensed consolidated statements of income (loss). As of March 31, 2026 and December 31, 2025 there were no amounts outstanding related to these services.
Note 16. Earnings Per Share

	Three months ended March 31,
	2026	2025
Income (loss) from continuing operations	$33.6	$36.8
Weighted-average shares outstanding - basic	1,000	1,000
Effect of dilutive securities	—	—
Weighted-average shares outstanding - diluted	1,000	1,000
Earnings per share:
Net earnings per share - basic	33,617	36,762
Net earnings per share - diluted	$33,617	$36,762
For the three months ended March 31, 2026 and 2025, there were no securities that were anti-dilutive.
Note 17. Product Warranties
The Company provides for estimated product warranty expenses when the Company sells the related products. Product warranty is estimated using historical claims experience, and claims costs may differ from amounts provided.
Changes in accrued warranty costs for the three months ended March 31, 2026 were as follows:

2026
Beginning balance	$48.5
Warranties recorded at time of sale	6.6
Adjustments to pre-existing warranties	(0.5)
Settlements	(6.4)
Effect of exchange rate changes	(0.2)
Ending balance	$48.0
Current warranty costs of $23.0 and $24.5 were recorded within accrued expenses and other current liabilities on the unaudited condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025, respectively. Long-term warranty costs of $25.0 and $24.0 were recorded within other long-term liabilities on the unaudited condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025, respectively. The Company’s warranty period ranges from 1 year to 15 years.
Note 18. Accumulated Other Comprehensive Income
Changes in accumulated other comprehensive income (loss) for the three months ended March 31, 2026 were as follows:

	Foreign Currency Translation	Defined Benefit Plans	Cash Flow Hedges	Available-for-sale Securities	Total
Balance at December 31, 2025	$(24.4)	$(3.6)	$(1.7)	$—	$(29.7)
Other comprehensive income (loss) before reclassifications	(3.9)	0.1	5.4	—	1.6
Reclassifications:
Realized gains - net(1)	—	—	1.5	—	1.5
Income taxes	—	—	(1.3)	—	(1.3)
Total other comprehensive income (loss)	(3.9)	0.1	5.6	—	1.8
Balance at March 31, 2026	$(28.3)	$(3.5)	$3.9	$—	$(27.9)
(1)Amounts represent net gains and losses associated with cash flow hedges and available-for-sale securities that were reclassified to net earnings.
2026 1Q Madison Air 36

Changes in accumulated other comprehensive income (loss) for the three months ended March 31, 2025 were as follows:

	Foreign Currency Translation	Defined Benefit Plans	Cash Flow Hedges	Available-for-sale Securities	Total
Balance at December 31, 2024	$(39.7)	$(5.5)	$3.8	$0.6	$(40.8)
Other comprehensive income (loss) before reclassifications	0.4	—	(5.7)	(1.3)	(6.6)
Reclassifications:
Realized gains - net(1)	—	—	1.5	1.1	2.6
Income taxes	—	—	0.9	—	0.9
Total other comprehensive income (loss)	0.4	—	(3.3)	(0.2)	(3.1)
Balance at March 31, 2025	$(39.3)	$(5.5)	$0.5	$0.4	$(43.9)
(1)Amounts represent net gains and losses associated with cash flow hedges and available-for-sale securities that were reclassified to net earnings. Refer to "Note 11. Derivative Instruments" for additional information.
Note 19. Segment Information
The Company operates under two reportable segments: Commercial and Residential. This is consistent with how our chief operating decision maker (“CODM”), who is our Chief Executive Officer (“CEO”), evaluates performance and allocates resources.
Segment net sales include sales of equipment and services by our segments. Segment Adjusted EBITDA is determined based on performance measures used by our CODM. Our CODM uses Segment Adjusted EBITDA to assess performance and allocate resources to each segment, primarily through periodic budgeting and segment performance reviews. In connection with that assessment our CODM may exclude matters, such as significant, higher-cost restructuring programs, depreciation and amortization, and other costs determined by the CODM not to be reflective of the ongoing performance of the segment. Segment Adjusted EBITDA excludes results reported as discontinued operations.
The Company places more emphasis on segment profit and loss than it does on segment assets. As a result, the Company’s CODM does not assess performance, make strategic decisions, or allocate resources based on assets at the segment level. Accordingly, asset information is not disclosed by reportable segment.
Segment results for the three months ended March 31, 2026 and 2025 are as follows:

	Total Net Sales		Intersegment Sales		External Net Sales
	2026	2025	2026	2025	2026	2025
Commercial	$609.8	$493.6	$0.1	$—	$609.7	$493.6
Residential	315.6	197.5	1.6	0.7	314.0	196.8
Eliminations	(1.7)	(0.7)	(1.7)	(0.7)	—	—
Total net sales	$923.7	$690.4	$—	$—	$923.7	$690.4
2026 1Q Madison Air 37

	2026	2025
Commercial net sales	$609.8	$493.6
Segment cost of goods sold(1)	(380.1)	(308.8)
Segment selling, general and administrative expenses	(75.1)	(65.6)
Segment EBITDA add-backs(2)	6.4	9.2
Commercial adjusted EBITDA	161.0	128.4
Residential net sales	$315.6	$197.5
Segment cost of goods sold(1)	(193.4)	(128.0)
Segment selling, general and administrative expenses	(49.4)	(30.6)
Segment EBITDA add-backs(2)	6.5	4.3
Residential adjusted EBITDA	79.3	43.2
Total segment adjusted EBITDA	240.3	171.6
Central and other costs(3)	(7.6)	0.4
Allocated Madison Industries costs(4)	(10.7)	(4.5)
Segment EBITDA add-backs (excluding depreciation)	—	(3.4)
Depreciation	(13.0)	(10.1)
Intangible asset amortization	(40.9)	(25.2)
Restructuring expenses	(2.3)	(0.1)
Equity appreciation rights expense	(10.4)	(5.2)
Transaction related expenses	(4.0)	(0.8)
Interest and financing expenses	(90.7)	(65.8)
Other income (expense)	(0.4)	3.0
Income (loss) from continuing operations before income taxes	$60.3	$59.9
(1)Exclusive of intangible amortization shown separately
(2)Segment EBITDA add-backs primarily include adjustments to remove depreciation and non-recurring items in deriving adjusted EBITDA. For the three months ended March 31, 2026 and 2025 EBITDA add-backs for depreciation were $6.5 and $6.2, respectively, for the Commercial Segment, and $6.5 and $3.9, respectively, for the Residential Segment.
(3)Primarily includes central selling, general and administrative expenses and gains and losses on foreign currency. For the three months ended March 31, 2025, this includes a $3.9 gain on legal settlement.
(4)Direct and indirect support from Holdings for certain central activities including, but not limited to consolidation accounting, tax services, legal, and other Holdings central and infrastructure related services
The following is a summary of net sales by geographic area, based upon the location of the business unit:

	Three months ended March 31,
	2026	2025
U.S	$819.7	$578.7
Non-U.S
Americas	70.8	78.8
Europe	19.5	18.1
Asia Pacific	13.7	14.8
Total net sales	$923.7	$690.4
The following is a summary of property, plant and equipment by geographic area:

	March 31, 2026	December 31, 2025
U.S	$307.7	$309.7
Non-U.S
Americas	47.4	49.1
Europe	3.8	3.9
Asia Pacific	9.0	9.0
Total property, plant and equipment	$367.9	$371.7
In addition to property, plant, and equipment, definite-lived intangible assets are predominantly domiciled in the U.S.
Note 20. Commitments and Contingencies
The Company may be subject to claims and lawsuits. While any such matters contain an element of uncertainty, management believes that adequate provisions have been recorded and the ultimate disposition or resolution of current claims and lawsuits, if any, will not have a material adverse effect on its consolidated financial position. Liabilities recorded for such contingencies were not material at March 31, 2026 and December 31, 2025.
2026 1Q Madison Air 38

Note 21. Subsequent Events
Initial Public Offering and Concurrent Private Placement. On April 17, 2026, the Company completed its IPO of 95,096,154 Class A common stock, which includes shares issued after the underwriters fully exercised their option, at an offering price of $27.00 per share. In addition, the Company issued 3,703,704 shares of Class B common stock under a concurrent private placement at a price of $27.00 per share. The Company received net proceeds from the IPO and concurrent private placement of $2,584.2 after deducting underwriting discounts and commissions (excluding offering related expenses). Proceeds from the IPO and private placement, together with $77.1 of cash on hand, were used to repay $2,661.2 of outstanding borrowings under the Term Notes, consisting of $2,584.2 of principal and $41.6 of accrued interest on the Incremental Term Loan and $35.5 of accrued interest on the Initial Term Loan.
Organizational Transactions. Prior to the consummation of the IPO, Madison Air Solutions Corporation engaged in a series of organizational transactions (the “Organizational Transactions”), including (i) a spin-off of the Company from Madison Industries International whereby ownership interests in the Company were distributed up through Madison Industries US and Madison Industries International to Holdings, which then contributed such ownership interests in the Company to Madison Air Solutions Corporation in exchange for shares of its Class B common stock and, as a result, the Company became a wholly owned subsidiary of the Madison Air Solutions Corporation and (ii) certain holders of non-controlling interests in intermediary holding entities between the Company and Madison IAS engaged in a series of transactions that resulted in such holders of non-controlling interests receiving shares of the Madison Air Solutions Corporation’s Class A common stock in exchange for their respective non-controlling interests in the intermediary holding entities and, as a result, each entity in the chain below Madison Air Solutions Corporation became a wholly owned subsidiary thereof.
In connection with the consummation of the IPO, among others, the following transactions took place:
•Madison Industries US distributed 100% of the outstanding equity interests in the Company to Madison Industries International;
•Madison Industries International distributed the equity interests in the Company received from Madison Industries US to Holdings, resulting in Holdings owning 100% of the outstanding equity interests in the Company;
•Holdings contributed the equity interests in the Company received from Madison Industries International to Madison Air Solutions Corporation in exchange for shares of its Class B common stock, resulting in (i) Madison Air Solutions Corporation owning 100% of the outstanding equity interests in the Company and (ii) Holdings owning 100% of Madison Air Solutions Corporation’s issued and outstanding shares of Class B common stock;
•Immediately following Holdings’ contribution of the equity interests in the Company received from Madison Industries International to Madison Air Solutions Corporation in exchange for shares of Class B common stock, Madison Air Solutions Corporation cancelled the 1,000 shares of Class A common stock previously issued to Holdings for no consideration;
•Holders of unvested EAR awards received EAR units, with such EAR units subject to the same vesting terms as the underlying unvested EAR award. Upon vesting, each EAR unit will convert into one share of Class A common stock of Madison Air Solutions Corporation; and
•The Corporation contributed the equity interests in IAQ Holdings, IAQ Holdings II and IAQ Holdings III to the Company, IAQ Holdings and IAQ Holdings II, respectively, resulting in each subsidiary being wholly owned by its direct parent entity.
2026 1Q Madison Air 39

Exhibits

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Madison Air Solutions Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on April 17, 2026).
3.2	Amended and Restated Bylaws of Madison Air Solutions Corporation (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed on April 17, 2026).
4.1
Registration Rights Agreement, dated as of April 15, 2026, by and among Madison Air Solutions Corporation, Madison Industries Holdings LLC and the other stockholders party thereto (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on April 17, 2026).

10.1
Director Nomination Agreement, dated as of April 15, 2026, by and between Madison Air Solutions Corporation and Madison Industries Holdings LLC (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 17, 2026).

10.2
Form of Grant Agreement Under Madison Indoor Air Solutions LLC Equity Appreciation Plan (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 filed on March 9, 2026).

10.3	Madison Air Solutions Corporation 2026 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.9 to the Company’s Form 8-K filed on April 17, 2026).
10.4
Form of Indemnification Agreement between Madison Air Solutions Corporation and each of its directors and executive officers (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1 filed on March 16, 2026).

10.5
Separation Agreement, dated as of April 15, 2026, by and among Madison Air Solutions Corporation, Madison Industries Holdings LLC, Madison Industries International Holdings LLC and Madison Industries US Holdings Corp (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on April 17, 2026).

10.6
Tax Matters Agreement, dated as of April 15, 2026, by and between Madison Air Solutions Corporation and Madison Industries International Holdings LLC (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on April 17, 2026).

10.7
Transition Services Agreement, dated as of April 15, 2026, by and between Madison Air Solutions Corporation and Madison Industries International Holdings LLC (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on April 17, 2026).

10.8*	Lock-Up Agreement, dated as of April 15, 2026, by and between Kedge Principal Opportunities V LP and Madison Air Solutions Corporation.
10.9*	Lock-Up Agreement, dated as of April 15, 2026, by and between KC Armada LP and Madison Air Solutions Corporation.
10.10
Lock-Up Agreement, dated as of April 15, 2026, by and between Madison Industries Holdings LLC and Madison Air Solutions Corporation (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed on April 17, 2026).

10.11	Form of Award Agreement for EAR Units (incorporated by reference to Exhibit 10.29 to the Company’s Registration Statement on Form S-1 filed April 6, 2026).
10.12	Form of Option Award Agreement (incorporated by reference to Exhibit 10.30 to the Company’s Registration Statement on Form S-1 filed on April 6, 2026).
10.13
Sixth Amendment to Credit and Guaranty Agreement, dated as of March 20, 2026, by and among Madison IAQ LLC, Wells Fargo Securities, LLC, as administrative agent and collateral agent, and the lenders party thereto (incorporated by reference to Exhibit 10.31 to the Company’s Registration Statement on Form S-1 filed on April 6, 2026).

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer Pursuant to Rule 1350
99.1*	Unaudited Pro Forma Condensed Combined Financial Information for the three months ended March 31, 2025.
101*	The following material from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in IXBRL (Inline Extensible Business Reporting Language): (1) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income (Loss), (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Shareholder's Equity (Deficit) and Noncontrolling Interests, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to the Condensed Consolidated Financial Statements.
104*	Cover Page Interactive Data File (embedded within the iXBRL document and contained in Exhibit 101).
* Filed herewith
Form 10-Q Cross Reference Index

		Page(s)
Part I - FINANCIAL INFORMATION
Item 1.	Financial Statements	19 - 39
Item 2.	Management's Discussion and Analysis and Financial Condition and Results of Operations	4 - 17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17
Item 4.	Controls and Procedures	17 - 18
Part II - OTHER INFORMATION
Item 1.	Legal Proceedings	18
Item 1A.	Risk Factors	Not applicable(1)
Item 2.	Unregistered Sales of Equity and Use of Proceeds	18
Item 3.	Defaults Upon Senior Securities	Not applicable
Item 4.	Mine Safety Disclosures	Not applicable
Item 5.	Other Information	18
Item 6.	Exhibits	40
Signatures		41
(1)Information regarding our risk factors is disclosed under the section entitled “Risk Factors” in the Prospectus, with such factors incorporated herein by reference. Please refer to that section for disclosures regarding the risks and uncertainties related to our business.
2026 1Q Madison Air 40

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Madison Air Solutions Corporation (Registrant)

Date:	May 12, 2026	By:	/s/ JILL WYANT
Jill Wyant
President and Chief Executive Officer

		By:	/s/ JJ FOLEY
JJ Foley
Chief Financial Officer
2026 1Q Madison Air 41