Form 10-Q
period 2026-06-30
Madison Air Solutions Corp
filed 2026-07-30
CIK 2098430

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
or

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
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0000001	MAIR	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 177,342,753 shares of Class A common stock and 324,379,859 shares of Class B common stock outstanding at July 28, 2026.

Table of Contents

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
•an inability to reduce or effectively manage our significant indebtedness and interest expense, including through any future financings or refinancings;
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
•supply shortages, rising raw material costs or disruptions in our distribution network;
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
2026 2Q Madison Air 3

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
•decisions made by our founder who controls us; and
•other factors disclosed in the section entitled "Risk Factors" of our prospectus (the "Prospectus") filed pursuant to Rule 424(b)(4) with the Securities and Exchange Commission ("SEC") on April 17, 2026.
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
Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity, and cash flows of Madison Air Solutions Corporation as of and for the periods presented below. The following discussion and analysis of our financial condition and results of operations should be read together with the unaudited condensed consolidated financial statements and the related notes and other financial information of Madison Air Solutions Corporation included elsewhere in this Quarterly Report on Form 10-Q as well as audited consolidated financial statements and the related notes and other financial information of Madison Air Solutions Corporation and Madison Industries IAQ Solutions Corporation included in the Prospectus filed pursuant to Rule 424(b)(4) with the Securities and Exchange Commission ("SEC"). The following discussion contains forward-looking statements that involve risks and uncertainties. Actual results and timing of selected events could differ materially from those discussed or implied by the forward-looking statements as a result of various factors, including those discussed below and detailed elsewhere in this Quarterly Report on Form 10-Q, particularly in the section entitled “Forward-Looking Statements.” The operating results presented within this section are not necessarily indicative of the results that may be expected in any future period.
Unless we state otherwise or the context otherwise requires, the terms “we,” “us,” “our,” “our business,” “the Company,” “Madison Air” and similar references refer to Madison Air Solutions Corporation and its consolidated subsidiaries following the consummation of the organizational transactions effected in connection with the Company's initial public offering ("IPO").
2026 2Q Madison Air 4

Business Overview
We take up to 25,000 breaths a day and spend up to 90% of our lives indoors, often breathing air that’s up to two to five times more polluted than outdoor air. Yet most people rarely think about the air we breathe at home, at school, in healthcare facilities and at work. Poor air quality doesn’t just affect comfort; it undermines health, productivity and performance.
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
On April 17, 2026, the Company completed its IPO of 95,096,154 shares of Class A common stock, which includes shares issued after the underwriters fully exercised their option, at an offering price of $27.00 per share. In addition, the Company issued 3,703,704 shares of Class B common stock under a concurrent private placement at a price of $27.00 per share. The Company received net proceeds from the IPO and concurrent private placement of $2,584.2 million after deducting underwriting discounts and commissions (excluding offering related expenses).
Prior to the consummation of the IPO, Madison Air Solutions Corporation engaged in a series of organizational transactions (the “Organizational Transactions”), including (i) a spin-off of Madison Industries IAQ Solutions Corporation (the "Predecessor") from Madison Industries Holdings LLC ("Holdings" or "Madison Industries") whereby ownership interests in the Predecessor were distributed up from Madison Industries US Holdings Corporation to Holdings, which then contributed such ownership interests in the Predecessor to Madison Air Solutions Corporation in exchange for shares of its Class B common stock and, as a result, the Predecessor became a wholly owned subsidiary of the Company and (ii) certain holders of non-controlling interests in intermediary holding entities between the Predecessor and Madison Indoor Air Solutions LLC ("Madison IAS") engaged in a series of transactions that resulted in such holders of non-controlling interests receiving shares of the Company’s Class A common stock in exchange for their respective non-controlling interests in the intermediary holding entities and, as a result, each entity in the chain below the Company became a wholly owned subsidiary thereof.
Following the Organizational Transactions, the Company's capital structure consists of Class A and Class B common stock. The two classes of stock are identical in all economic respects, including rights to dividends and distributions, but differ with respect to voting rights. Holders of Class A common stock are entitled to one vote per share, while holders of Class B common stock are entitled to ten votes per share. As of June 30, 2026, Holdings retained approximately 64.7% of the economic interests in the Company and controlled approximately 95.2% of the voting power of the Company's outstanding common stock.
Trends and Other Factors Affecting Our Business and Results of Operations
We believe that our performance and future success depend on many factors that present significant opportunities for us but also pose risks and challenges, including those discussed below. The following are key factors that have affected, and may continue to affect, our operating results and financial performance:
Impacts of Macroeconomic and Geopolitical Conditions. Our operating results have been, and will likely continue to be, influenced by numerous factors affecting the markets we serve, including levels of residential and non-residential new construction, aging commercial and residential building stocks, and megatrends including energy resilience, AI and cloud-computing growth, restoring of advanced manufacturing, and a growing focus on human health. New residential and non-residential construction activity and, to a lesser extent, residential remodeling and replacement activity are affected by seasonality and cyclical factors such as interest rates, credit availability, inflation, consumer spending, employment levels and other macroeconomic factors.
U.S. trade policy continues to evolve, contributing to macroeconomic uncertainty. In February 2026, the U.S. Supreme Court invalidated certain tariffs previously imposed under emergency authorities, resulting in refund obligations and ongoing litigation. The Company began to receive tariff refunds in the three months ended June 30, 2026, and has recorded the associated benefit as a reduction to costs of goods sold. The Company continues to evaluate its exposure related to these matters, including the potential for additional refunds of previously paid tariffs. The ultimate outcome, including the timing and amount of any additional refunds, remains uncertain and may be affected by ongoing administrative processes. Concurrently, the U.S. government has implemented and continues to evaluate additional tariff
2026 2Q Madison Air 5

measures affecting imports from numerous trading partners, including country-specific tariffs and duties on certain imported goods, components and raw materials. The Company is also monitoring ongoing trade negotiations with key partners, including Canada and Mexico, and potential changes to rules of origin and other provisions that could affect the availability of duty-free treatment. Recent changes to Section 232 tariffs on steel, aluminum, and copper, particularly the expansion of duties to the full value of certain imported products, may further increase effective tariff rates on metal intensive goods. These developments, together with ongoing inflationary pressures affecting labor, transportation, energy and raw material costs, elevated global tariff levels and increasing protectionist measures in other jurisdictions, may result in increased input costs, supply chain disruptions, pricing volatility, and reduced demand for the Company's products.
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
Innovate and Strengthen Our Core Product Portfolio. We're building on our legacy of entrepreneurship and innovation to grow market share with new or underpenetrated products and value-added services. Our close connection to customers, at the point where decisions are made, gives us a deep understanding of their needs and the underlying market trends shaping their businesses. We believe this insight drives focused, purposeful innovation, helping us develop solutions our customers require. In addition, we believe that our new product pipeline is aligned with evolving energy efficiency requirements, which we expect will accelerate replacement demand. We have identified opportunities to enhance and extend our product portfolio, particularly in attractive, high-growth end markets like healthcare and cleanrooms where increasingly stringent building codes related to indoor air quality, digitization, and energy efficiency are driving demand. As we bring new products and enhancements to market, we may incur additional operating expenses, including research and development expense. Furthermore, we intend to capture additional upgrade and replacement opportunities by integrating more digital applications and features into our solutions.
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
2026 2Q Madison Air 6

respective seasons. This seasonality is generally mitigated by other products and services we provide that have no material seasonal effect.
Incremental Public Company Expenses. During the period leading up to, and following our IPO, we have incurred and will continue to incur significant expenses that we did not incur as a private company. Those costs include director and officer liability insurance expenses, as well as costs associated with third-party and internal resources related to accounting, auditing, Sarbanes-Oxley Act compliance, legal and investor and public relations activities. These costs are generally expensed as selling, general and administrative expenses in the condensed consolidated statements of income (loss).
Key Performance Indicators
Our management team also monitors key performance indicators to assist us in evaluating the performance of our business, including backlog and orders. We believe these key performance indicators are useful to investors in understanding and evaluating our results of operations in the same manner as our management team. However, the presentation of key performance indicators is presented for supplemental information purposes only and should not be considered as superior to or as a substitute for financial information presented in accordance with GAAP and may be different from similarly titled key performance indicators used by other companies. Key performance indicators have limitations as analytical tools, and you should not consider them in isolation, or as substitutes for an analysis of our results as reported under GAAP.
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
The following tables summarize backlog and orders for the Commercial and Residential segments. Orders related to acquired companies are included from the date of acquisition forward:

Backlog	June 30, 2026	December 31, 2025	June 30, 2025
Commercial	$2,802.4	$2,095.2	$1,159.8
Residential	66.0	65.6	71.5
Total	$2,868.4	$2,160.8	$1,231.3

	Three months ended June 30,		Six months ended June 30,
Orders	2026	2025	2026	2025
Commercial	$997.0	$577.1	$1,990.9	$1,255.0
Residential	334.4	293.2	654.4	497.6
Total	$1,331.4	$870.3	$2,645.3	$1,752.6
Total backlog was $2,868.4 million as of June 30, 2026, an increase of 32.7% compared to December 31, 2025 and 133.0% compared to June 30, 2025. The increases were driven primarily by Commercial backlog, which represented substantially all of the growth for each period presented. Residential backlog remained relatively stable during each period. The growth in Commercial backlog reflects continued wins across several key technologies including air, liquid, and hybrid cooling, air handling and air movement.
Total orders were $1,331.4 million and $2,645.3 million for the three and six months ended June 30, 2026, respectively, compared to $870.3 million and $1,752.6 million for the corresponding prior-year periods. The increases were driven primarily by broad-based growth across the Commercial segment's end markets, including continued strength in data centers related demand. Comparability of the year-over-year periods was also impacted by the acquisition of Research Products Corporation ("AprilAire," and such acquisition, the "AprilAire Acquisition") on May 7, 2025, which contributed approximately $45.6 million and $246.3 million of Commercial and Residential orders, respectively, during the six months ended June 30, 2026, compared to approximately $16.5 million and $80.9 million of Commercial and Residential orders, respectively, during the period from May 7, 2025 through June 30, 2025.
For the period from April 1, 2025 to May 7, 2025, AprilAire’s commercial brands generated orders of $10.3 million, that would have been accounted for in Madison Air’s Commercial segment had we owned AprilAire and its associated commercial brands during the period. For the period from January 1, 2025 to May 7, 2025, AprilAire’s commercial brands
2026 2Q Madison Air 7

generated orders of $36.3 million, that would have been accounted for in Madison Air’s Commercial segment had we owned AprilAire and its associated commercial brands during the period.
For the period from April 1, 2025 to May 7, 2025, AprilAire’s residential brands generated orders of $38.3 million, that would have been accounted for in Madison Air’s Residential segment had we owned AprilAire and its associated residential brands during the period. For the period from January 1, 2025 to May 7, 2025, AprilAire’s residential brands generated orders of $147.4 million, that would have been accounted for in Madison Air’s Residential segment had we owned AprilAire and its associated residential brands during the period.
Results of Operations
The following tables and accompanying narrative disclosures present our results of operations for the three and six months ended June 30, 2026 and 2025. The results of operations presented are not necessarily indicative of results for future periods. The Company classified the results of operations and cash flows of Nortek Global HVAC LLC ("NGH") as discontinued operations in our condensed consolidated statements of income (loss) and condensed consolidated statements of cash flows for all periods presented.

	Three months ended June 30,		Six months ended June 30,
(in millions, except share and per share data)	2026	2025	2026	2025
Net sales	$991.3	$819.6	$1,915.0	$1,510.0
Cost of goods sold(1)	604.9	497.2	1,175.6	933.2
Selling, general and administrative expenses(2)	149.3	142.3	303.6	247.9
Intangible amortization	40.7	34.7	81.6	59.9
Restructuring expenses	0.6	2.6	2.9	2.7
Other operating expenses	0.5	10.9	4.6	11.7
Operating income	195.3	131.9	346.7	254.6
Interest and financing expenses	84.8	89.1	175.5	154.9
Other (income) expense, net	(0.6)	(6.5)	(0.2)	(9.5)
Income (loss) from continuing operations before income taxes	111.1	49.3	171.4	109.2
Income tax expense (benefit)	40.6	18.5	57.9	33.2
Income (loss) from continuing operations	70.5	30.8	113.5	76.0
Income (loss) from discontinued operations, net of taxes	—	—	—	1.0
Net income (loss)	70.5	30.8	113.5	77.0
Less: Net income attributable to noncontrolling interests	1.3	8.5	10.7	17.0
Net income (loss) attributable to the Company	$69.2	$22.3	$102.8	$60.0
Non-GAAP and Other Financial Measures:
Gross Profit(3)	377.0	313.7	720.5	560.7
Gross Profit Margin(3)	38.0%	38.3%	37.6%	37.1%
Adjusted Gross Profit(4)	386.4	329.4	739.4	583.8
Adjusted Gross Profit Margin(4)	39.0%	40.2%	38.6%	38.7%
Net Income (Loss)	70.5	30.8	113.5	77.0
Net Income (Loss) Margin	7.1%	3.8%	5.9%	5.1%
Adjusted Net Income (Loss)(4)	147.7	86.5	243.3	156.5
Adjusted Net Income (Loss) Margin(4)	14.9%	10.6%	12.7%	10.4%
Adjusted EBITDA(4)	265.8	225.5	499.2	393.8
Adjusted EBITDA Margin(4)	26.8%	27.5%	26.1%	26.1%
(1)Exclusive of intangible amortization shown separately.
(2)Inclusive of equity appreciation rights expense of $16.3 million and $22.1 million for the three months ended June 30, 2026 and 2025, respectively, and $26.7 million and $27.3 million for the six months ended June 30, 2026 and 2025, respectively.
(3)Gross Profit and Gross Profit Margin are presented in accordance with GAAP. For a reconciliation of Gross Profit and Gross Profit Margin, see "Non-GAAP Financial Measures.”
(4)Adjusted Gross Profit, Adjusted Gross Profit Margin, Adjusted Net Income (loss), Adjusted Net Income (loss) margin, Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP financial measures. For a reconciliation of each of Adjusted Gross Profit, Adjusted Gross Profit Margin, Adjusted Net Income (loss), Adjusted Net Income (loss) margin, Adjusted EBITDA and Adjusted EBITDA Margin to the most directly comparable financial measures under GAAP, see “Non-GAAP Financial Measures.”
For the three months ended June 30, 2026. Net sales increased $171.7 million, or 20.9%, compared to the three months ended June 30, 2025. The AprilAire Acquisition drove an aggregate $66.9 million of the net sales increase year-over-year. The remaining $104.8 million was attributable to organic growth in our Commercial segment partially offset by a modest organic net sales decline in our Residential segment. Refer to "Results of Operations by Segment" below for a discussion of Net Sales by segment.
2026 2Q Madison Air 8

The AprilAire Acquisition also impacted the comparability of gross profit and operating expenses between periods. Incremental costs of goods sold, selling, general and administrative expenses and technology intangible amortization attributable to the AprilAire Acquisition were approximately $26.1 million, $11.2 million, and $0.8 million respectively.
Interest and financing expenses decreased $4.3 million compared to the corresponding prior-year period. Interest and financing expenses included a $27.7 million loss on debt extinguishment in connection with the repayment and modification of our Credit Agreement. Proceeds from the IPO and concurrent private placement, together with cash on hand, were used to repay $2,425.7 million of remaining principal under the Company's Initial Term Loan and repay $200.0 million in principal under the Company's Incremental Term Loan. Excluding the impact of the debt extinguishment, interest expense decreased $32.0 million, driven by lower average borrowings following the debt repayment transactions and lower interest rate on the Incremental Term Loan.
Income tax expense was $40.6 million for the three months ended June 30, 2026, an increase of $22.1 million compared to income tax expense of $18.5 million for the three months ended June 30, 2025. The decrease in the effective tax rate for the three months ended June 30, 2026 was driven by lower overall state tax impacts, primarily discrete items recorded in the second quarter of 2025; the decrease is partially offset by discrete write-offs in the second quarter of 2026 for executive compensation that is no longer deductible for tax purposes after the Company became a public business entity.
For the six months ended June 30, 2026. Net sales increased $405.0 million, or 26.8%, compared to the six months ended June 30, 2025. The AprilAire Acquisition drove an aggregate $213.1 million of the net sales increase year-over-year. The remaining $191.9 million was attributable to organic growth in our Commercial segment, partially offset by a modest organic net sales decline in our Residential segment. Refer to "Results of Operations by Segment" below for a discussion of Net Sales by segment.
The AprilAire Acquisition also impacted the comparability of gross profit and operating expenses between periods. Incremental costs of goods sold, selling, general and administrative expenses and technology intangible amortization attributable to the AprilAire Acquisition were approximately $106.4 million, $38.6 million, and $2.8 million respectively.
Interest and financing expenses increased $20.6 million compared to the corresponding prior-year period. Interest and financing expenses included a $27.7 million loss on debt extinguishment recognized in connection with the repayment and modification of the Credit Agreement in 2026 as described above. Excluding the impact of the debt extinguishment, interest expense decreased $7.1 million driven by lower average borrowings following the debt repayment transactions and lower interest rate on the Incremental Term Loan.
Income tax expense was $57.9 million for the six months ended June 30, 2026, an increase of $24.7 million compared to income tax expense of $33.2 million for the six months ended June 30, 2025. The increase in the effective tax rate for the six months ended June 30, 2026 is primarily due to discrete write-offs in the second quarter of 2026 for executive compensation that is no longer deductible for tax purposes.
Results of Operations by Segment
The following tables and accompanying narrative disclosures present our results of segment operations for the three and six months ended June 30, 2026 and 2025. The results of operations presented are not necessarily indicative of results for future periods. We report and manage our business through two segments: Commercial and Residential. We report certain activities and items that are not included in these segments within Central and other costs.

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Commercial	$658.9	$532.4	$1,268.7	$1,026.0
Residential	333.8	287.3	649.4	484.8
Segment net sales	992.7	819.7	1,918.1	1,510.8
Eliminations	(1.4)	(0.1)	(3.1)	(0.8)
Total net sales	$991.3	$819.6	$1,915.0	$1,510.0

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Commercial	$173.1	$156.0	$334.1	$284.4
Residential	98.6	72.7	177.9	115.9
Segment Adjusted EBITDA(1)	271.7	228.7	512.0	400.3
Central and other costs	(5.9)	(3.2)	(12.8)	(6.5)
Total Adjusted EBITDA	$265.8	$225.5	$499.2	$393.8
(1)For additional information regarding Segment Adjusted EBITDA, see Note 20 of our condensed consolidated financial statements.
Commercial. Commercial segment net sales increased $126.5 million, or 23.8%, for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. Organically, our Commercial net sales increased by 22.3%
2026 2Q Madison Air 9

driven by broad-based growth across the segment, led by air, liquid and hybrid cooling, custom air handling, and air movement solutions. These increases were partially offset by modest volume declines in commercial dehumidification. Acquisitions contributed $9.3 million, or 1.7%, of additional net sales for the three months ended June 30, 2026.
For the period from April 1, 2025 to May 7, 2025, AprilAire's commercial brands generated net sales of $9.9 million, that would have been accounted for in the Company's Commercial segment had we owned AprilAire and its associated commercial brands during such period.
Commercial segment Adjusted EBITDA increased $17.3 million, or 11.1%, for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. Acquisitions contributed $3.4 million of incremental Adjusted EBITDA to the Commercial segment growth. Excluding the AprilAire acquisition, Commercial segment Adjusted EBITDA growth was mainly driven by volume growth.
Net sales for our Commercial segment increased $242.7 million, or 23.7%, for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. Organically, our Commercial net sales increased by 19.8% driven by broad-based growth across the segment, led by air, liquid and hybrid cooling, air movement, and energy efficiency solutions. These increases were partially offset by modest volume declines in commercial dehumidification. Acquisitions contributed $36.1 million, or 3.5%, of additional net sales for the six months ended June 30, 2026.
For the period from January 1, 2025 to May 7, 2025, AprilAire's commercial brands generated net sales of $34.2 million, that would have been accounted for in the Company's Commercial segment had we owned AprilAire and its associated commercial brands during such period.
Commercial segment Adjusted EBITDA increased $49.7 million, or 17.5%, for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. Acquisitions contributed $9.2 million of incremental Commercial segment Adjusted EBITDA to the Commercial segment growth. Excluding the AprilAire Acquisition, Commercial Segment Adjusted EBITDA growth was mainly driven by volume growth.
Residential. Residential segment net sales increased $46.5 million, or 16.2%, for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. Organically, our Residential net sales decreased by 4.8% driven by modest volume declines in our professional distribution channels for ventilation solutions, net of price increases. Acquisitions contributed $56.4 million, or 19.6%, of additional net sales for the three months ended June 30, 2026.
For the period from April 1, 2025 to May 7, 2025, AprilAire's residential brands generated net sales of $38.4 million, that would have been accounted for in the Company's Residential segment had we owned AprilAire and its associated commercial brands during such period.
Residential segment Adjusted EBITDA increased $25.9 million, or 35.6%, for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. Acquisitions contributed $21.8 million of incremental Adjusted EBITDA. Excluding the AprilAire Acquisition, Residential segment Adjusted EBITDA increased by $4.1 million due to productivity, pricing and favorable net tariff impacts partially offset by modest volume declines.
Net sales for our Residential segment increased $164.6 million, or 34.0%, for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. Organically, our Residential net sales decreased by 3.4% driven by modest volume declines in our professional distribution channels for ventilation solutions, net of price increases. Acquisitions contributed to $177.0 million, or 36.5%, of additional net sales for the six months ended June 30, 2026.
For the period from January 1, 2025 to May 7, 2025, AprilAire's residential brands generated net sales of $144.6 million, that would have been accounted for in the Company's Residential segment had we owned AprilAire and its associated commercial brands during such period.
Residential segment Adjusted EBITDA increased $62.0 million, or 53.5%, for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. Acquisitions contributed $59.3 million of additional Residential segment Adjusted EBITDA. Excluding the AprilAire Acquisition, Residential segment Adjusted EBITDA increased by $2.7 million.
Non-GAAP Financial Measures
In addition to financial results determined in accordance with GAAP, we believe that the following non-GAAP measures, including Adjusted Gross Profit, Adjusted Gross Profit Margin, Adjusted Net Income (Loss), Adjusted Net Income (Loss) Margin, Adjusted EBITDA, Adjusted EBITDA Margin, organic revenue growth rate, FCF and FCF Conversion, in each of the periods and forms presented below, are useful in evaluating the performance of our business.
We use these non-GAAP financial measures to measure the operational strength and performance of our business and believe these measures provide additional information to investors about certain non-cash items and items that we do not expect to continue at the same level in the future. Further, we believe these non-GAAP financial measures provide a meaningful measure of business performance and provide a basis for comparing our performance to that of other peer companies using similar measures. We use FCF and FCF Conversion as an additional liquidity measure and believe it
2026 2Q Madison Air 10

provides useful information to investors about the cash generated from our core operations that may be available to repay debt, make other investments and return cash to shareholders.
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
Adjusted Gross Profit, Adjusted Gross Profit Margin, Adjusted Net Income (Loss), Adjusted Net Income (Loss) Margin, Adjusted EBITDA, and Adjusted EBITDA Margin are supplemental measures of operating performance that are not calculated in accordance with GAAP and do not represent, and should not be considered as, alternatives to net sales, net income (loss), income before tax provision or any other performance measure as determined by GAAP.
We define Adjusted Gross Profit as net sales less cost of goods sold, excluding the purchase accounting impacts of acquisitions such as amortization related to technology-related intangible assets and purchase accounting inventory adjustments. We define Adjusted Gross Profit Margin as Adjusted Gross Profit divided by net sales. We define Adjusted Net Income (Loss) as net income (loss) as adjusted for certain items that impact comparability from period to period. These adjustments include net (income) loss from discontinued operations, amortization expense, transaction related expenses, restructuring expenses, equity appreciation rights expense, non-operating expenses (income), allocated Madison Industries costs, non-recurring professional and consulting expenses, and the tax effect of net income (loss) adjustments. We define Adjusted Net Income (Loss) Margin as Adjusted Net Income (Loss) divided by net sales. We define Adjusted EBITDA as net income (loss) as adjusted for net (income) loss from discontinued operations, interest and financing expenses, income tax expense (benefit), depreciation and amortization, transaction related expenses, restructuring expenses, equity appreciation rights expense, non-operating expenses (income), allocated Madison Industries costs, gain on insurance proceeds, and non-recurring professional and consulting expenses. We define Adjusted EBITDA Margin as Adjusted EBITDA divided by net sales.
The following table reconciles Adjusted Gross Profit to GAAP Gross Profit, the most directly comparable GAAP measure:

	Actuals		Actuals
	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net sales	$991.3	$819.6	$1,915.0	$1,510.0
Cost of goods sold (excluding intangible amortization)	(604.9)	(497.2)	(1,175.6)	(933.2)
Technology intangible amortization	(9.4)	(8.7)	(18.9)	(16.1)
Gross Profit	377.0	313.7	720.5	560.7
Technology intangible amortization	9.4	8.7	18.9	16.1
Purchase accounting inventory adjustment	—	7.0	—	7.0
Adjusted Gross Profit	$386.4	$329.4	$739.4	$583.8
Gross Profit Margin	38.0%	38.3%	37.6%	37.1%
Adjusted Gross Profit Margin	39.0%	40.2%	38.6%	38.7%
2026 2Q Madison Air 11

The following table reconciles Adjusted Net Income to net income (loss), the most directly comparable GAAP measure, and Adjusted Net Income (Loss) Margin to net income (loss) margin, the most directly comparable GAAP measure, in each of the periods and bases (actual historical and Pro Forma) presented below:

	Actuals		Pro Forma(1)	Actuals		Pro Forma(1)
	Three months ended June 30,		Three months ended June 30,	Six months ended June 30,		Six months ended June 30,
	2026	2025	2025	2026	2025	2025
Net income (loss)	$70.5	$30.8	$16.5	$113.5	$77.0	$10.8
Adjustments:
Net (income) loss from discontinued operations(2)	—	—	—	—	(1.0)	(1.0)
Amortization expense	40.7	34.7	40.8	81.6	59.9	81.4
Transaction related expenses(3)	(0.8)	17.9	17.9	3.2	18.8	62.9
Restructuring expenses(4)	0.6	2.6	2.6	2.9	2.7	4.6
Equity appreciation rights expense(5)	16.3	22.1	23.9	26.7	27.3	32.7
Non-operating expenses (income)(6)	(0.7)	(0.5)	4.3	—	(3.6)	1.2
Allocated Madison Industries costs(7)	—	2.6	2.6	10.0	5.8	5.8
Non-recurring professional and consulting expenses(8)	0.8	1.1	1.1	1.9	2.1	2.1
Loss on extinguishment of debt	27.7	—	—	27.7	—	—
Gain on insurance proceeds(9)	—	(5.8)	(5.8)	—	(5.8)	(5.8)
Write-off of deferred tax asset(10)	13.7	—	—	13.7	—	—
Tax effect of net income (loss) adjustments(11)	(21.1)	(19.0)	(23.0)	(37.9)	(26.7)	(45.8)
Adjusted net income (loss)	$147.7	$86.5	$80.9	$243.3	$156.5	$148.9
Net sales	991.3	819.6	867.9	1,915.0	1,510.0	1,688.8
Net income (loss) margin	7.1%	3.8%	1.9%	5.9%	5.1%	0.6%
Adjusted net income (loss) margin	14.9%	10.6%	9.3%	12.7%	10.4%	8.8%
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
(3)Represents direct transaction costs related to acquisition and divestiture activity, including transaction fees, due diligence costs, transfer taxes and other direct costs related to acquisition activities, changes in the fair value of contingent consideration, purchase accounting adjustments, and other acquisition related charges, such as integration charges and professional and legal fees, and gain on the disposition of business For the three and six months ended June 30, 2026, transaction expenses included professional and legal fees, and other costs associated with becoming a public company offset by $1.2 million gain on contingent consideration remeasurement. Transaction expenses for the three months and six months ended June 30, 2025 primarily related to the AprilAire Acquisition.
(4)Represents costs and expenses in connection with various restructuring initiatives.
(5)Represents compensation expense under the EAR Plan and Amended EAR Plan.
(6)Represents foreign currency gains and losses on corporate intercompany loans, gains and losses on sale of fixed assets, gains and losses on marketable securities and other non-operating items. For the three months ended June 30, 2026, non-operating expenses (income) included $1.0 million foreign currency translation gain on intercompany loans, offset by $0.4 million loss on disposal of fixed assets. For the three months ended June 30, 2025, non-operating expenses (income) included $0.8 million gain on available-for-sale marketable securities, and $1.6 million gain on disposal of fixed assets offset by a $1.9 million foreign currency translation loss on intercompany loans. For the six months ended June 30, 2026, non-operating expenses (income) included $0.9 million foreign currency translation gain on intercompany loans offset by a $0.5 million loss on disposal of fixed assets. For the six months ended June 30, 2025, non-operating expenses (income) included $1.9 million gain on available-for-sale marketable securities, $1.3 million gain on divestiture of Nortek Global HVAC and its subsidiary, $1.4 million gain on disposal of fixed assets, $0.3 million foreign currency translations loss on intercompany loans and $0.2 million of pension expense.
(7)Represents indirect costs for support received from Madison Industries for certain internal and external corporate activities including, but not limited to, consolidation accounting, legal, and other Madison Industries corporate and infrastructure related services that will no longer be incurred following the consummation of the Company's IPO. This does not include services that will continue to be provided by Madison Industries International Holdings LLC following the consummation of the IPO pursuant to the Transition Services Agreement.
(8)Represents expenses for professional and consulting services related to non-recurring transactions. For the three months ended June 30, 2026, non-recurring professional and consulting expenses included $0.7 million for one-time audit, legal and consulting fees incurred to prepare for IPO and SOX implementation and $0.1 million in consulting fees for productivity improvement projects. For the three months ended June 30, 2025, these services primarily included $0.5 million in consulting fees for productivity improvement projects, $0.3 million in legal fees, and $0.3 million in leadership recruiting and relocation fees. For the six months ended June 30, 2026, non-recurring professional and consulting expenses included $1.6 million for one-time audit, legal and consulting fees incurred to prepare for IPO and SOX
2026 2Q Madison Air 12

implementation and $0.4 million in consulting fees for productivity improvement projects. For the six months ended June 30, 2025, these services primarily included $1.2 million in consulting fees for productivity improvement projects, $0.4 million in legal fees, and $0.5 million in leadership recruiting and relocation fees.
(9)Represents a one-time gain on insurance proceeds from damage to one of our manufacturing facilities.
(10)Represents the write-off of a deferred tax asset related to compensation deductions that are no longer expected to be realized due to limitation on deductibility following the IPO.
(11)The tax effect from the above adjustments assumes an estimated worldwide marginal current tax rate of approximately 24.9% and 24.6% for the three and six months ended June 30, 2026, respectively, and 25.4% and 25.1% for the three and six months ended June 30, 2025, respectively.
The following table reconciles Adjusted EBITDA to net income (loss), the most directly comparable GAAP measure, and Adjusted EBITDA Margin to net income (loss) margin, the most directly comparable GAAP measure in each of the periods and bases (actual historical, Pro Forma and Pro Forma Adjusted) presented below:

	Actuals		Pro Forma(1)	Actuals		Pro Forma(1)
	Three months ended June 30,		Three months ended June 30,	Six months ended June 30,		Six months ended June 30,
	2026	2025	2025	2026	2025	2025
Net income (loss)	$70.5	$30.8	$16.5	$113.5	$77.0	$10.8
Adjustments:
Net (income) loss from discontinued operations(2)	—	—	—	—	(1.0)	(1.0)
Interest and financing expenses	57.1	89.1	102.6	147.8	154.9	201.6
Income tax expense (benefit)	40.6	18.5	17.6	57.9	33.2	16.7
Depreciation and amortization	53.7	47.1	54.5	107.6	82.4	108.1
Transaction related expenses(3)	(0.8)	17.9	17.9	3.2	18.8	62.9
Restructuring expenses(4)	0.6	2.6	2.6	2.9	2.7	4.6
Equity appreciation rights expense(5)	16.3	22.1	23.9	26.7	27.3	32.7
Non-operating expenses (income)(6)	(0.7)	(0.5)	4.3	—	(3.6)	1.2
Allocated Madison Industries costs(7)	—	2.6	2.6	10.0	5.8	5.8
Non-recurring professional and consulting expenses(8)	0.8	1.1	1.1	1.9	2.1	2.1
Loss on extinguishment of debt	27.7	—	—	27.7	—	—
Gain on insurance proceeds(9)	—	(5.8)	(5.8)	—	(5.8)	(5.8)
Adjusted EBITDA	$265.8	$225.5	$237.8	$499.2	$393.8	$439.7
Net sales	991.3	819.6	867.9	1,915.0	1,510.0	1,688.8
Net income (loss) margin	7.1%	3.8%	1.9%	5.9%	5.1%	0.6%
Adjusted EBITDA Margin	26.8%	27.5%	27.4%	26.1%	26.1%	26.0%
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
(3)Represents direct transaction costs related to acquisition and divestiture activity, including transaction fees, due diligence costs, transfer taxes and other direct costs related to acquisition activities, changes in the fair value of contingent consideration, purchase accounting adjustments, and other acquisition related charges, such as integration charges and professional and legal fees, and gain on the disposition of business For the three and six months ended June 30, 2026, transaction expenses included professional and legal fees, and other costs associated with becoming a public company offset by $1.2 million gain on contingent consideration remeasurement. Transaction expenses for the three months and six months ended June 30, 2025 primarily related to the AprilAire Acquisition.
(4)Represents costs and expenses in connection with various restructuring initiatives.
(5)Represents compensation expense under the EAR Plan and Amended EAR Plan.
(6)Represents foreign currency gains and losses on corporate intercompany loans, gains and losses on sale of fixed assets, gains and losses on marketable securities and other non-operating items. For the three months ended June 30, 2026, non-operating expenses (income) included $1.0 million foreign currency translation gain on intercompany loans, offset by $0.4 million loss on disposal of fixed assets. For the three months ended June 30, 2025, non-operating expenses (income) included $0.8 million gain on available-for-sale marketable securities, and $1.6 million gain on disposal of fixed assets offset by a $1.9 million foreign currency translation loss on intercompany loans. For the six months ended June 30, 2026, non-operating expenses (income) included $0.9 million foreign currency translation gain on intercompany loans offset by a $0.5 million loss on disposal of fixed assets. For the six months ended June 30, 2025, non-operating expenses (income) included $1.9 million gain on available-for-sale marketable securities, $1.3 million gain on divestiture of Nortek Global HVAC and its subsidiary, $1.4 million gain on disposal of fixed assets, $0.3 million foreign currency translations loss on intercompany loans and $0.2 million of pension expense.
(7)Represents indirect costs for support received from Madison Industries for certain internal and external corporate activities including, but not limited to, consolidation accounting, legal, and other Madison Industries corporate and infrastructure related services that will no longer be incurred following the consummation of the
2026 2Q Madison Air 13

Company's IPO. This does not include services that will continue to be provided by Madison Industries International Holdings LLC following the consummation of the IPO pursuant to the Transition Services Agreement.
(8)Represents expenses for professional and consulting services related to non-recurring transactions. For the three months ended June 30, 2026, non-recurring professional and consulting expenses included $0.7 million for one-time audit, legal and consulting fees incurred to prepare for IPO and SOX implementation and $0.1 million in consulting fees for productivity improvement projects. For the three months ended June 30, 2025, these services primarily included $0.5 million in consulting fees for productivity improvement projects, $0.3 million in legal fees, and $0.3 million in leadership recruiting and relocation fees. For the six months ended June 30, 2026, non-recurring professional and consulting expenses included $1.6 million for one-time audit, legal and consulting fees incurred to prepare for IPO and SOX implementation and $0.4 million in consulting fees for productivity improvement projects. For the six months ended June 30, 2025, these services primarily included $1.2 million in consulting fees for productivity improvement projects, $0.4 million in legal fees, and $0.5 million in leadership recruiting and relocation fees.
(9)Represents one-time gain on insurance proceeds from damage to one of our manufacturing facilities.
The following table sets forth the net impacts of the related pro forma adjustments on the Company's reconciliation of Pro Forma Adjusted EBITDA to Pro Forma net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP.

	Pro Forma(1)	Pro Forma(1)
	Three months ended June 30,	Six months ended June 30,
	2025	2025
Net Income (loss)	$(14.3)	$(66.2)
Adjustments:
Interest and financing expenses	13.5	46.7
Income tax expense (benefit)	(0.9)	(16.5)
Depreciation and amortization	7.4	25.7
Transaction related expenses(1)	—	44.1
Restructuring expenses(2)	—	1.9
Equity appreciation rights expense(3)	1.8	5.4
Non-operating expenses (income)	4.8	4.8
Adjusted EBITDA	$12.3	$45.9
Net Sales	48.3	178.8
Net Income (loss) margin	(29.6)%	(37.0)%
Adjusted EBITDA Margin	25.5%	25.7%
(1)Represents direct transaction costs related to acquisition and divestiture activity, including transaction fees, due diligence costs, purchase accounting adjustments, and other acquisition related charges, such as one-time transaction related compensation, professional and legal fees. Transaction related expenses totaled $44.1 million for the six months ended June 30, 2025 and related to the previous owners' divestiture of AprilAire.
(2)Represents severance costs incurred with respect to the previous owners' divestiture of AprilAire.
(3)Represents compensation expense that would have been incurred under the EAR Plan and one-time compensation related to the previous owners' divestiture of AprilAire.
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

	Three months ended June 30,		Six months ended June 30,
Consolidated	2026	2025	2026	2025
Net sales growth rate	20.9%	28.7%	26.8%	23.6%
Less: Impact of:
Acquisitions/divestitures	6.6%	14.0%	13.3%	7.4%
Currency exchange rates	0.2%	0.1%	0.6%	(0.4)%
Organic revenue growth rate	14.1%	14.6%	12.9%	16.6%

	Three months ended June 30,		Six months ended June 30,
Commercial	2026	2025	2026	2025
Net sales growth rate	23.8%	24.7%	23.6%	26.0%
Less: Impact of:
Acquisitions/divestitures	1.3%	4.4%	3.2%	2.5%
Currency exchange rates	0.2%	0.1%	0.6%	(0.5)%
Organic revenue growth rate	22.3%	20.2%	19.8%	24.0%
2026 2Q Madison Air 14

	Three months ended June 30,		Six months ended June 30,
Residential	2026	2025	2026	2025
Net sales growth rate	16.1%	36.2%	33.9%	17.4%
Less: Impact of:
Acquisitions/divestitures	20.8%	34.9%	36.9%	17.8%
Currency exchange rates	0.1%	(0.1)%	0.4%	(0.4)%
Organic revenue growth rate	(4.8)%	1.4%	(3.4)%	—%
Free Cash Flow and FCF Conversion
Free Cash Flow ("FCF") is a non-GAAP liquidity measure that we define as net cash flows provided by operating activities—continuing operations less purchases of property, plant and equipment plus proceeds from sale of property, plant and equipment. FCF Conversion is a non-GAAP liquidity measure that we define as FCF divided by net income (loss) from continuing operations.
We believe that FCF and FCF Conversion are useful indicators of liquidity that provide information to management and investors about the amount of cash provided by our core operations that, after the purchases of property, plant and equipment, interest servicing and tax payments, is available to be used for strategic initiatives and to pay down debt principal. FCF and FCF Conversion may have limitations as analytical tools, and you should not consider them in isolation, or as substitutes for analysis of our cash flows as reported under GAAP. The following table reconciles FCF to net cash flows provided by operating activities, the most directly comparable GAAP measure, and calculates FCF Conversion.

	Six months ended June 30,
	2026	2025
Net cash flows provided by (used in) operating activities	$156.4	$160.1
Net cash flow provided by (used in) operating activities - discontinued operations	—	(0.3)
Net cash flows provided by operating activities— continuing operations	156.4	160.4
Purchases of property, plant and equipment	(16.5)	(10.5)
Proceeds from disposal of property, plant and equipment	0.1	2.5
FCF	$140.0	$152.4
Net income (loss) from continuing operations	113.5	76.0
Operating cash flow conversion—continuing operations	137.8%	211.1%
FCF Conversion	123.3%	200.5%
Liquidity and Capital Resources
General. As of June 30, 2026, our principal sources of liquidity were cash and cash equivalents totaling $261.8 million and available balance under our Revolving Credit Facility of $1,294.3 million. Our liquidity position, together with expected cash flow from operations, provides financial flexibility to fund working capital needs, capital expenditures, and strategic initiatives.
We believe these sources of liquidity will be sufficient to meet our operating requirements, capital expenditures and debt service requirements for the next twelve months.
Our future capital requirements will depend on many factors, including our company’s and our industry’s growth rates, the timing and extent of spending to support development efforts, the introduction of new and enhanced products and services offerings, the continuing market acceptance of our products and the timing and extent of acquisitions and dispositions. In the future, we may enter into arrangements to acquire or invest in businesses, services and technologies, including intellectual property rights. We may require access to capital to fund our operations, including general working capital for operating expenses, purchases of property and equipment for our operations, to make investments in our growth and for other needs. To the extent that existing cash and cash from operations are not sufficient to fund our future operations or growth, we may need to raise additional funds through public or private equity or additional debt financing. Although we currently are not a party to any agreement and do not have any understanding with any third parties with respect to potential investments in, or acquisitions of, businesses or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. We cannot assure you that such additional financing will be available at terms acceptable to us, or at all. In addition, we may opportunistically seek to raise additional capital to fund our continued growth. To the extent that we are unsuccessful in raising capital through additional debt or equity financings, our plans for continued growth may need to be moderated or curtailed.
We maintain a debt structure that consists of a term loan, senior notes, and a revolving credit facility. As of June 30, 2026, total debt outstanding consisted of $1,345.6 million under our Term Loans, $1,035.0 million under our Secured Notes and $700.0 million under our Unsecured Notes. There were no borrowings outstanding under our revolving credit facility, and
2026 2Q Madison Air 15

$12.9 million of letters of credit were outstanding of which $5.7 reduced our borrowing capacity, leaving substantial available capacity as of June 30, 2026.
During the second quarter of 2026, the Company completed its IPO. Proceeds from the IPO and concurrent private placement, together with cash on hand, were used to repay $2,425.7 million of remaining principal under the Company's Initial Term Loan and $200.0 million in principal under the Company's Incremental Term Loan, excluding the impact of the debt extinguishment. Following these prepayments, the Company’s sixth amendment to its credit agreement became effective and the Company entered into the seventh amendment to its credit agreement. These amendments resulted in an increase in our revolving credit facility of $960.0 million to $1,300.0 million and a reduction in the borrowing margin applicable to the Incremental Term Loan of 100 basis points for both SOFR and Base Rate loans and the removal of the margin step-up and step-down. Following the seventh amendment, the applicable margin for the Incremental Term Loan Facility is 1.75% for Term SOFR loans and 0.75% for Base Rate loans.
Our debt maturities extend through 2032. The revolving credit facility matures in 2028, subject to customary provisions.
Our credit agreement and indentures contain customary covenants and restrictions. A financial maintenance covenant under the credit agreement becomes applicable only if the Company has outstanding amounts drawn on the revolving credit facility above a certain threshold. We were in compliance with all debt covenants as of June 30, 2026 and expect to remain in compliance during the twelve months from the date of this Quarterly Report on Form 10-Q.
We remain focused on maintaining a strong liquidity position and disciplined capital structure while investing in organic growth and pursuing strategic opportunities. We may also opportunistically refinance or repay outstanding debt to enhance our capital structure and reduce cost of capital over time.
Cash Flows
The following table sets forth a summary of our operating, investing, and financing activities for the six months ended June 30, 2026 and 2025.

	Six months ended June 30,
	2026	2025
Continuing operations:
Net cash flows provided by operating activities	$156.4	$160.4
Net cash flows used in investing activities	(17.0)	(2,312.6)
Net cash flows (used in) provided by financing activities	(86.3)	1,958.9
Effect of exchange rate changes on cash	0.3	0.1
Discontinued operations:
Net cash flows used in operating activities	—	(0.3)
Net cash flows provided by investing activities	—	7.0
Total net change in cash and cash equivalents	$53.4	$(186.5)
Operating Activities. Net cash provided by operating activities was $156.4 million during the six months ended June 30, 2026, compared to $160.4 million during the six months ended June 30, 2025. The decrease was primarily driven by working capital investments partially offset by higher net income adjusted for non-cash items. Working capital used $136.0 million of cash during the six months ended June 30, 2026, compared to $18.4 million for the six months ended June 30, 2025. For the six months ended June 30, 2026, investments in working capital were driven by increases in accounts receivable which reflects higher sales activity, particularly within the Commercial segment.
Investing Activities. Net cash used in investing activities was $17.0 million during the six months ended June 30, 2026, compared to $2,312.6 million during the six months ended June 30, 2025. The decrease in cash used was primarily attributable to the acquisition of Acoustiflo and AprilAire in the prior-year period, which resulted in net cash outflows of $2,290.1 million. In addition, the Company facilitated the funding of a $95.0 million related party loan during the six months ended June 30, 2025. The prior year cash flows were partially offset by net proceeds from purchases and sales of available-for-sale marketable securities of $80.5 million. Net investment in property, plant and equipment remained relatively consistent between periods.
Financing Activities. Net cash used in financing activities was $86.3 million during the six months ended June 30, 2026, compared to proceeds of $1,958.9 million during the six months ended June 30, 2025. The change was primarily attributable to proceeds from the Company's IPO and concurrent private placement of $2,667.6 million, net of $92.4 million of underwriting fees and offering costs, which were substantially offset by debt principal payments of $2,632.7 million. In addition, the Company paid $53.7 million of tax withholding obligations related to the net share settlement of vested equity awards. During the six months ended June 30, 2025, financing cash inflows were primarily driven by proceeds from the Incremental Term Loan of $1,732.5 million and capital contributions of $157.5 million, which were used to fund the AprilAire Acquisition.
2026 2Q Madison Air 16

Discontinued operations. Prior year cash flow provided by and used for discontinued operations were primarily the result of continued working capital settlements from the 2024 divestiture of NGH. There were no businesses classified as discontinued operations for the six months ended June 30, 2026.
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
Off-Balance Sheet Arrangements
We do not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities, that were established for the purpose of facilitating off-balance sheet arrangements or other purposes as of June 30, 2026 and 2025.
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
Quantitative and Qualitative Disclosures about Market Risk
There has been no significant change in our exposure to market risk during the six months ended June 30, 2026. For discussions of our exposure to market risk, refer to the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Quantitative and Qualitative Disclosures about Market Risk" in our Prospectus.
Controls and Procedures
Disclosure Controls and Procedures. The Company's management, including its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2026. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2026 due to material weaknesses in internal control over financial reporting described below.
Material Weaknesses in Internal Control over Financial Reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.
As previously reported in the Form 10-Q for the quarter ended March 31, 2026, the Company identified material weaknesses in its internal control over financial reporting as we did not design and maintain effective controls in response to the risks of material misstatement. The Company did not design and maintain adequate formal internal controls over significant accounts and disclosures to achieve complete, accurate and timely financial accounting, reporting and disclosures, including controls related to segregation of duties and the preparation and review of journal entries.
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
2026 2Q Madison Air 17

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
Plan to Remediate the Material Weaknesses. During the quarter ended June 30, 2026, in partnership with an external advisor, we have continued to evaluate and document the design and operating effectiveness of our internal controls and progress with the remediation of deficiencies, including the implementation and expected implementation of new control procedures. This implementation includes training and awareness of control operation requirements for employees. The material weaknesses will not be considered remediated until the newly designed and enhanced controls have operated for a sufficient period of time and management has concluded, through testing, that the controls are appropriately designed and operating effectively.
Changes in Internal Control Over Financial Reporting. Except for the remediation efforts relating to the material weaknesses described above, there has been no change in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
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
Unregistered Sales of Equity and Use of Proceeds
Unregistered Sales of Equity Securities. There were no unregistered sales of equity securities during the quarter ended June 30, 2026, other than as disclosed in the Company's Current Report on Form 8-K filed on April 6, 2026.
Other Information
Insider Trading Arrangements. During the three months ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K).
2026 2Q Madison Air 18

Financial Statements (Unaudited)
Madison Air Solutions Corporation
Condensed Consolidated Balance Sheets (Unaudited)

(in millions, except share and per share data)	June 30, 2026	December 31, 2025
Assets
Cash and cash equivalents	$261.8	$208.4
Accounts receivable, net	601.5	475.4
Inventories (Note 7)	460.1	408.4
Prepaid expenses and other current assets	46.5	43.8
Total current assets	1,369.9	1,136.0
Property, plant and equipment, net (Note 8)	361.5	371.7
Goodwill (Note 6)	3,314.8	3,318.5
Other intangible assets, net (Note 6)	3,146.0	3,231.8
Other long-term assets	154.0	119.1
Total assets	8,346.2	8,177.1
Liabilities and Equity (Deficit)
Accounts payable	335.9	260.1
Customer deposits and deferred revenue	139.5	128.3
Accrued expenses and other current liabilities (Note 10)	274.4	265.2
Current maturities of long-term debt (Note 11)	2.2	27.8
Total current liabilities	752.0	681.4
Long-term debt (Note 11)	3,051.5	5,622.6
Deferred income taxes (Note 9)	702.4	651.1
Other long-term liabilities	189.7	257.0
Total liabilities	4,695.6	7,212.1
Commitments and contingencies (Note 21)
Redeemable noncontrolling interests	0.9	882.9
Shareholders' equity (deficit)
Class A common stock, $0.0000001 par value 2,000,000,000 shares authorized, 177,288,058 issued and outstanding at June 30, 2026 and 0 shares issued and outstanding at December 31, 2025.	0.0	—
Class B common stock, $0.0000001 par value, 500,000,000 shares authorized, 324,379,859 issued and outstanding at June 30, 2026 and 324,379,859 December 31, 2025, respectively.	0.0	0.0
Additional paid-in capital	3,587.1	—
Retained earnings (accumulated deficit)	96.5	(6.3)
Accumulated other comprehensive income (loss)	(33.9)	(30.7)
Total shareholders' equity (deficit)	3,649.7	(37.0)
Noncontrolling interests	—	119.1
Total equity	3,649.7	82.1
Total liabilities and equity	$8,346.2	$8,177.1
The accompanying notes are an integral part of these condensed consolidated financial statements.
2026 2Q Madison Air 19

Madison Air Solutions Corporation
Condensed Consolidated Statements of Income (Loss) (Unaudited)

	Three months ended June 30,		Six months ended June 30,
(in millions, except share and per share data)	2026	2025	2026	2025
Net sales	$991.3	$819.6	$1,915.0	$1,510.0
Cost of goods sold(1)	604.9	497.2	1,175.6	933.2
Selling, general and administrative expenses(2)	149.3	142.3	303.6	247.9
Intangible amortization	40.7	34.7	81.6	59.9
Restructuring expenses	0.6	2.6	2.9	2.7
Other operating expenses	0.5	10.9	4.6	11.7
Operating income	195.3	131.9	346.7	254.6
Interest and financing expenses	84.8	89.1	175.5	154.9
Other (income) expense, net	(0.6)	(6.5)	(0.2)	(9.5)
Income (loss) from continuing operations before income taxes	111.1	49.3	171.4	109.2
Income tax expense (benefit)	40.6	18.5	57.9	33.2
Income (loss) from continuing operations	70.5	30.8	113.5	76.0
Income (loss) from discontinued operations, net of taxes	—	—	—	1.0
Net income (loss)	70.5	30.8	113.5	77.0
Less: Net income attributable to noncontrolling interests	1.3	8.5	10.7	17.0
Net income (loss) attributable to the Company	$69.2	$22.3	$102.8	$60.0
Earnings (loss) per share from continuing operations
Basic earnings (loss) per share	$0.15	$0.07	$0.26	$0.18
Diluted earnings (loss) per share	0.15	0.07	0.26	0.18
Earnings (loss) per share from discontinued operations
Basic earnings (loss) per share	—	—	—	—
Diluted earnings (loss) per share	—	—	—	—
Net Income (loss) per share
Basic earnings (loss) per share	0.15	0.07	0.26	0.18
Diluted earnings (loss) per share	0.15	0.07	0.26	0.18
(1)Exclusive of intangible amortization shown separately
(2)Inclusive of equity appreciation rights expense of $16.3 and $22.1 for the three months ended June 30, 2026 and 2025, respectively, and $26.7 and $27.3 for the six months ended June 30, 2026 and 2025, respectively.
The accompanying notes are an integral part of these condensed consolidated financial statements.
2026 2Q Madison Air 20

Madison Air Solutions Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three months ended June 30,		Six months ended June 30,
(in millions)	2026	2025	2026	2025
Net income (loss)	$70.5	$30.8	$113.5	$77.0
Other comprehensive income (loss)
Foreign currency translation adjustment	(5.7)	19.5	(9.8)	20.0
Actuarial gain (loss) on pension plans (net of tax of $0.0 and $0.2 for the three months ended June 30, 2026 and 2025, respectively, and $0.0 and $0.2 for the six months ended June 30, 2026 and 2025, respectively)	—	(0.3)	0.1	(0.5)
Gain (loss) on hedging instruments (net of tax of $(0.8) and $0.0 for the three months ended June 30, 2026 and 2025, respectively, and $(2.3) and $1.1 for the six months ended June 30, 2026 and 2025, respectively)	3.5	(0.1)	9.1	(3.9)
Gain (loss) on available-for-sale marketable securities (net of tax of $0.2 for the three months ended June 30, 2025 and $0.2 for the six months ended June 30, 2025)	—	(0.4)	—	(0.6)
Total other comprehensive income (loss)	(2.2)	18.7	(0.6)	15.0
Comprehensive income (loss)	68.3	49.5	112.9	92.0
Less: Comprehensive income (loss) attributable to noncontrolling interest	1.2	11.8	10.5	19.8
Comprehensive income (loss) attributable to the Company	$67.1	$37.7	$102.4	$72.2
The accompanying notes are an integral part of these condensed consolidated financial statements.
2026 2Q Madison Air 21

Madison Air Solutions Corporation
Condensed Consolidated Statements of Shareholders' Equity (Deficit) and Noncontrolling Interests (Unaudited)

(in millions, except share data)	Common Stock Shares	Common Stock Amount	Class B Common Stock Shares	Class B Common Stock Amount	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity (Deficit)	Noncontrolling Interest	Total Equity (Deficit)	Redeemable Noncontrolling Interest
Balance at March 31, 2026	—	$—	320,676,155	$0.0	$12.8	$27.3	$(29.0)	$11.1	$132.2	$143.3	$888.7
Distributions	—	—	—	—	16.7	—	—	16.7	—	16.7	—
Net Income (loss)	—	—	—	—	—	69.2	—	69.2	0.7	69.9	0.6
Other comprehensive income (loss)	—	—	—	—	—	—	(2.1)	(2.1)	0.5	(1.6)	(0.6)
Issuance of Class A common stock in initial public offering	95,096,154	0.0	—	—	2,475.3	—	—	2,475.3	—	2,475.3	—
Proceeds from private placement	—	—	3,703,704	0.0	100.0	—	—	100.0	—	100.0	—
Remeasurement and exchange of noncontrolling interests for Class A common stock	81,791,959	0.0	—	—	1,028.0	—	(2.8)	1,025.2	(137.4)	887.8	(887.8)
Tax attribution to Holdings from reorganization transaction	—	—	—	—	(41.1)	—	—	(41.1)	—	(41.1)	—
Equity Appreciation Rights expense	—	—	—	—	11.3	—	—	11.3	4.0	15.3	—
Issuance of Class A common stock upon vesting of EAR units	399,945	0.0	—	—	—	—	—	—	—	—	—
Net share settlement of EAR awards	—	—	—	—	(15.9)	—	—	(15.9)	—	(15.9)	—
Balance at June 30, 2026	177,288,058	$0.0	324,379,859	$0.0	$3,587.1	$96.5	$(33.9)	$3,649.7	$—	$3,649.7	$0.9
2026 2Q Madison Air 22

(in millions, except share data)	Common Stock Shares	Common Stock Amount	Class B Common Stock Shares	Class B Common Stock Amount	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity (Deficit)	Noncontrolling Interest	Total Equity (Deficit)	Redeemable Noncontrolling Interest
Balance at December 31, 2025	—	$—	320,676,155	$0.0	$—	$(6.3)	$(30.7)	$(37.0)	$119.1	$82.1	$882.9
Distributions	—	—	—	—	31.0	—	—	31.0	—	31.0	—
Net Income (loss)	—	—	—	—	—	102.8	—	102.8	5.8	108.6	4.9
Other comprehensive income (loss)	—	—	—	—	—	—	(0.4)	(0.4)	0.4	—	(0.6)
Increased value of redeemable noncontrolling interests	—	—	—	—	(1.5)	—	—	(1.5)	—	(1.5)	1.5
Issuance of Class A common stock in initial public offering	95,096,154	0.0	—	—	2,475.3	—	—	2,475.3	—	2,475.3	—
Proceeds from private placement	—	—	3,703,704	0.0	100.0	—	—	100.0	—	100.0	—
Remeasurement and exchange of noncontrolling interests for Class A common stock	81,791,959	0.0	—	—	1,028.0	—	(2.8)	1,025.2	(137.4)	887.8	(887.8)
Tax attribution to Holdings from reorganization transaction	—	—	—	—	(41.1)	—	—	(41.1)	—	(41.1)	—
Equity Appreciation Rights expense	—	—	—	—	11.3	—	—	11.3	12.1	23.4	—
Issuance of Class A common stock upon vesting of EAR units	399,945	0.0	—	—	—	—	—	—	—	—	—
Net share settlement of EAR awards	—	—	—	—	(15.9)	—	—	(15.9)	—	(15.9)	—
Balance at June 30, 2026	177,288,058	$0.0	324,379,859	$0.0	$3,587.1	$96.5	$(33.9)	$3,649.7	$—	$3,649.7	$0.9
2026 2Q Madison Air 23

(in millions, except share data)	Common Stock Shares	Common Stock Amount	Class B Common Stock Shares	Class B Common Stock Amount	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity (Deficit)	Noncontrolling Interest	Total Equity (Deficit)	Redeemable Noncontrolling Interest
Balance at March 31, 2025	—	$—	320,676,155	$0.0	$9.8	$20.3	$(43.9)	$(13.8)	$(29.2)	$(43.0)	$440.0
Contributions	—	—	—	—	157.5	—	—	157.5	—	157.5	—
Distributions	—	—	—	—	(23.7)	—	—	(23.7)	—	(23.7)	—
Equity value attributable to noncontrolling interests in business acquisition	—	—	—	—	—	—	—	—	—	—	217.3
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	—	5.3
Net Income (loss)	—	—	—	—	—	22.3	—	22.3	5.2	27.5	3.3
Other comprehensive income (loss)	—	—	—	—	—	—	15.4	15.4	2.3	17.7	1.0
Balance at June 30, 2025	—	$—	320,676,155	$0.0	$143.6	$42.6	$(28.5)	$157.7	$(21.7)	$136.0	$666.9

(in millions, except share data)	Common Stock Shares	Common Stock Amount	Class B Common Stock Shares	Class B Common Stock Amount	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity (Deficit)	Noncontrolling Interest	Total Equity (Deficit)	Redeemable Noncontrolling Interest
Balance at December 31, 2024	—	$—	320,676,155	$0.0	$—	$(17.4)	$(40.7)	$(58.1)	$(34.4)	$(92.5)	$437.2
Contributions	—	—	—	—	157.5	—	—	157.5	—	157.5	—
Distributions	—	—	—	—	(13.9)	—	—	(13.9)	—	(13.9)	—
Equity value attributable to noncontrolling interests in business acquisition	—	—	—	—	—	—	—	—	—	—	217.3
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	—	5.5
Redemptions of noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(0.2)
Net Income (loss)	—	—	—	—	—	60.0	—	60.0	10.7	70.7	6.3
Other comprehensive income (loss)	—	—	—	—	—	—	12.2	12.2	2.0	14.2	0.8
Balance at June 30, 2025	—	$—	320,676,155	$0.0	$143.6	$42.6	$(28.5)	$157.7	$(21.7)	$136.0	$666.9
The accompanying notes are an integral part of these condensed consolidated financial statements.
2026 2Q Madison Air 24

Madison Air Solutions Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six months ended June 30,
(in millions)	2026	2025
Net Income (loss)	$113.5	$77.0
(Income) loss from discontinued operations, net of taxes	—	(1.0)
Adjustments to reconcile net income to net cash flows from operating activities
Depreciation and amortization	107.7	82.5
Deferred income taxes	9.6	(13.2)
Equity appreciation rights	25.4	22.0
Non-cash interest expense	8.2	7.9
Purchase accounting inventory adjustment	—	7.0
(Gain) loss on extinguishment of debt	27.7	—
Other (gains) losses, net	(0.4)	(3.5)
Other	0.7	0.1
Changes to assets and liabilities, net of acquisitions and divestitures
Accounts receivable	(128.6)	(23.3)
Inventories	(53.2)	(23.1)
Accounts payable and accrued expenses	35.3	13.8
Customer deposits and deferred revenue	11.2	21.9
Other assets and liabilities, net	(0.7)	(7.7)
Net cash flows provided by operating activities - continuing operations	156.4	160.4
Net cash flow provided by (used in) operating activities - discontinued operations	—	(0.3)
Net cash flows provided by (used in) operating activities	156.4	160.1
Purchase of property, plant and equipment	(16.5)	(10.5)
Proceeds from disposal of property, plant and equipment	0.1	2.5
Purchase of available-for-sale marketable securities	—	(39.3)
Capitalized software development costs	(0.6)	—
Proceeds from the sale of available-for-sale marketable securities	—	119.8
Issuance of related party loan	—	(95.0)
Acquisitions of businesses, net of cash acquired	—	(2,290.1)
Net cash flows provided by (used in) investing activities - continuing operations	(17.0)	(2,312.6)
Net cash flows provided by (used in) investing activities - discontinued operations	—	7.0
Net cash flows provided by (used in) investing activities	(17.0)	(2,305.6)
Proceeds from the issuance of common stock	2,667.6	—
Payment of underwriting fees and offering costs	(92.4)	—
Contributions	—	157.5
Debt principal payments	(2,632.7)	(6.8)
Proceeds from issuance of debt	—	1,732.5
Proceeds from related party loan	—	95.0
Distributions to Holdings	31.0	(13.9)
Distributions to and redemptions of noncontrolling interests	—	(0.2)
Contributions from noncontrolling interests	—	5.5
Payments of financing fees	(4.9)	(9.6)
Taxes paid related to net share settlement of equity awards	(53.7)	—
Payments on financing leases	(1.2)	(1.1)
Net cash flows provided by (used in) financing activities	(86.3)	1,958.9
Effects of exchange rate changes on cash	0.3	0.1
Net change in cash and cash equivalents	53.4	(186.5)
Cash and cash equivalents at the beginning of the period	208.4	339.9
Cash and cash equivalents at the end of period	$261.8	$153.4
Supplemental cash flow disclosures:
Cash paid for interest	$180.7	$87.2
Supplemental disclosures of non-cash operating, investing, and financing activities:
Exchange of noncontrolling interests for Class A common stock	$2,208.4	$—
Tax attribution to Holdings from reorganization transaction (Note 9)	41.1	—
Acquisition of Research Products - rollover equity (Note 5)	—	217.3
The accompanying notes are an integral part of these condensed consolidated financial statements.
2026 2Q Madison Air 25

Madison Air Solutions Corporation
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(in millions, except share and per share data or otherwise noted)
Note 1. Introduction
Nature of Operations. Madison Air Solutions Corporation (the “Company” or "Madison Air") is an air quality solutions provider for priority commercial and residential markets. Through its portfolio of trusted brands, including Addison, AprilAire, Big Ass Fans, Broan-NuTone, Nortek Air Solutions, Nortek Data Center Cooling and Reznor, the Company operates in high-value niches adjacent to traditional HVAC, helping customers improve performance, protect critical assets and create healthier indoor environments. Madison Air's mission is to make the world safer, healthier and more productive through the power of better air. The Company’s operations are classified into two reportable segments: Commercial and Residential.
Initial Public Offering. On April 17, 2026, the Company completed its IPO of 95,096,154 shares of Class A common stock, which includes shares issued after the underwriters fully exercised their option, at an offering price of $27.00 per share. In addition, the Company issued 3,703,704 shares of Class B common stock under a concurrent private placement at a price of $27.00 per share. The Company received net proceeds from the IPO and concurrent private placement of $2,584.2 after deducting underwriting discounts and commissions (excluding offering related expenses). Prior to the IPO, deferred offering costs, which consisted of direct incremental legal, accounting, and other fees relating to the IPO, were capitalized in prepaids and other current assets in the condensed consolidated balance sheets. Upon consummation of the IPO, $8.8 of deferred offering costs, net of reimbursements received from the underwriters, were reclassified into shareholders' equity as an offset against the IPO proceeds.
Organizational Transactions. Prior to the consummation of the IPO, Madison Air Solutions Corporation engaged in a series of organizational transactions (the “Organizational Transactions”), including (i) a spin-off of Madison Industries IAQ Solutions Corporation (the "Predecessor") from Madison Industries Holdings LLC ("Holdings" or "Madison Industries") whereby ownership interests in the Predecessor were distributed up from Madison Industries US Holdings Corporation to Holdings, which then contributed such ownership interests in the Predecessor to Madison Air Solutions Corporation in exchange for shares of its Class B common stock and, as a result, the Predecessor became a wholly owned subsidiary of the Company and (ii) certain holders of non-controlling interests in intermediary holding entities between the Predecessor and Madison Indoor Air Solutions LLC ("Madison IAS") engaged in a series of transactions that resulted in such holders of non-controlling interests receiving shares of the Company’s Class A common stock in exchange for their respective non-controlling interests in the intermediary holding entities and, as a result, each entity in the chain below the Company became a wholly owned subsidiary thereof. As a result of the Organizational Transactions, the Company issued 320,676,155 shares of Class B common stock to Holdings, cancelled 1,000 shares of Class A common stock previously held by Holdings, and issued 81,791,959 shares of Class A common stock to former holders of the noncontrolling interests. The exchange of shares with noncontrolling interests holders resulted in a remeasurement of their interest at the IPO price of $27.00 per share. The difference between the carrying value of the noncontrolling interest received and the fair value of the Class A common stock was recorded as a reduction in additional paid-in capital. The transaction between the Company and Holdings is reflected on a retrospective basis. Refer to Note 2, Basis of Presentation and Summary of Significant Accounting Policies, for additional information.
Following the Organizational Transactions, the Company's capital structure consists of Class A and Class B common stock. The two classes of stock are identical in all economic respects, including rights to dividends and distributions, but differ with respect to voting rights. Holders of Class A common stock are entitled to one vote per share, while holders of Class B common stock are entitled to ten votes per share. As of June 30, 2026, Holdings retained approximately 64.7% of the economic interests in the Company and controlled approximately 95.2% of the voting power of the Company's outstanding common stock.
Note 2. Basis of Presentation and Summary of Significant Accounting Policies
Financial Statement Presentation. The accompanying unaudited condensed consolidated financial statements are presented in accordance with United States Securities and Exchange Commission ("SEC") interim reporting requirements. Accordingly, the condensed consolidated financial statements do not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for full financial statements and should be read in conjunction with the audited consolidated financial statements included in the prospectus (the "Prospectus") of the Company filed pursuant to Rule 424(b)(4) with the SEC on April 17, 2026.
The Organizational Transactions resulted in a new corporate and capital structure and a change in the reporting entity, which was accounted for as a transfer of entities under common control. Accordingly, the condensed consolidated
2026 2Q Madison Air 26

financial statements for all periods reflect the financial position, results of operations, and cash flows of the Predecessor as if it had been a wholly-owned subsidiary of the Company for all periods presented.
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
Reclassifications. Certain items previously reported in other operating expenses, including equity appreciation rights expense, have been reclassified from other operating expenses to selling, general, and administrative expenses. In addition, items within the statements of cash flows previously presented as separate gain and loss line items have been aggregated and presented as “Other (gains) losses, net,” with the exception of the loss on extinguishment of debt, which continues to be presented separately due to its materiality.
Further, prior period financial statements have been recast to reflect the Company's current equity structure resulting from the IPO and related Organizational Transactions. These reclassification and equity recasts have been made to conform to the current period presentation.
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
Note 3. Revenue Recognition
Revenue is recognized at a point-in-time or over time when performance obligations are satisfied. When revenue is recognized at a point-in-time, control generally transfers at time of shipment. Revenues are recognized over time if the customer simultaneously receives control as the Company performs work under a contract, if the customer controls the asset as it is being produced, or if the product produced for the customer has no alternative use and the Company has a contractual right to payment with a reasonable profit margin. Revenue recognized over time relates solely to our Commercial segment. Revenue is measured based on the amount of consideration the Company expects to receive, reduced for estimates for return allowances, discounts and rebates. Product returns, customer allowances and rebates are estimated based on contractual obligations, historical experience and known trends. Revenues also exclude any impacts from value-added taxes, sales tax and other taxes where the Company is a pass-through conduit for collecting and remitting such taxes to governmental authorities. Taxes collected are included in accrued expenses and other current liabilities until the taxes are remitted to the appropriate taxing authorities. Payment terms vary by customer and the time between invoicing and due date is typically not significant.
Substantially all sales are made on credit to customers located throughout the world. Accounts receivable are stated at original invoice amounts less an estimate made for credit losses, returns, discounts, rebates and other customer allowances. Accounts receivable acquired as part of a business combination are recorded at fair value. The Company determines an allowance for credit losses for the current expected credit losses inherent over the expected life. The allowance for credit losses is a valuation account deducted from the amortized cost basis to present the net carrying value at the amount expected to be collected. Each period, the allowance for credit losses is adjusted through earnings to reflect expected credit losses over the remaining lives of the assets. The Company estimates expected credit losses based on historical experience, current and projected economic conditions, and reasonable and supportable forecasts that affect the collectability. The allowance for credit losses was $5.2 and $3.8 as of June 30, 2026 and December 31, 2025, respectively.
For the three and six months ended June 30, 2026 the Company had one customer account for approximately 12.3% and 12.2% of our net sales, respectively. The same customer accounted for approximately 13.7% of our accounts receivable balance as of June 30, 2026, respectively.
2026 2Q Madison Air 27

Customer sales disaggregated by the timing of transfer are as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Products transferred at a point in time	$963.7	$783.8	$1,864.1	$1,452.2
Products transferred over time	27.6	35.8	50.9	57.8
Net Sales	$991.3	$819.6	$1,915.0	$1,510.0
The transaction prices for long-term contracts are primarily fixed; however, transaction prices may include variable consideration which includes, for example increases or decreases to the transaction price for change orders. Change orders which modify the scope of terms of an original contract are included in the transaction price once approved, the recovery amount is probable and the amount can be reliably estimated. As of June 30, 2026, the aggregate amount of the transaction prices allocated to the remaining performance obligations was $22.8, and the Company will recognize this revenue when equipment is delivered or installation service is completed, which is expected to occur over the next 12 to 36 months. Future contract modifications could affect the timing and the amount of the remaining performance obligations. The aggregate transaction price allocated to unsatisfied (or partially unsatisfied) performance obligations excludes the value of remaining performance obligations for service contracts with an original expected duration of one year or less and contracts that are cancellable without penalty consistent with the transaction price.
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
Total contract assets and liabilities consisted of the following:

	June 30, 2026	December 31, 2025
Contract assets, current (included in accounts receivable, net)	$36.9	$43.3
Total contract assets	36.9	43.3
Contract liabilities, current (included in customer deposits and deferred revenue)	(139.5)	(128.3)
Contract liabilities, long-term (included in other long-term liabilities)	(12.4)	(13.3)
Total contract liabilities	(151.9)	(141.6)
Net contract assets (liabilities)	$(115.0)	$(98.3)
The Company recognized revenue of $25.7 and $65.4 for the three and six months ended June 30, 2026, respectively, from contract liability balances at December 31, 2025. The Company expects a majority of its contract liabilities at the end of the period to be recognized as revenue over the next 12 months.
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
The following table presents information about certain financial assets that are required to be measured at fair value on a recurring basis as of June 30, 2026:

	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$261.8	$261.8	$—	$—
Interest rate swaps and collars	7.6	—	7.6	—
Foreign currency derivatives	1.6	—	1.6	—
Total	$271.0	$261.8	$9.2	$—
2026 2Q Madison Air 28

The following table presents information about certain financial assets that are required to be measured at fair value on a recurring basis as of December 31, 2025:

	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$208.4	$208.4	$—	$—
Interest rate swaps and collars	(4.4)	—	(4.4)	—
Foreign currency derivatives	2.2	—	2.2	—
Total	$206.2	$208.4	$(2.2)	$—
Note 5. Business Acquisitions and Divestitures
In May 2025, the Company completed the acquisition of Research Products Corporation ("AprilAire", and such acquisition, the "AprilAire Acquisition") which expanded its operations within its Residential segment. The results of the acquired business have been included in the Company's condensed consolidated financial statements from the acquisition date.
The AprilAire Acquisition was funded with a combination of $160.1 of contributed capital, $410.0 cash on hand (including amounts paid for working capital settlement), a $1,750.0 Incremental Term Loan, and $217.3 of rollover equity in the form of redeemable equity interests issued to certain former owners of AprilAire. The redeemable equity were redeemable following the third anniversary of the acquisition closing date at a per unit intrinsic value of Madison Indoor Air Solutions LLC and therefore classified as redeemable noncontrolling interests. In connection with the IPO and the Organizational Transactions, the redeemable equity interests were exchanged for shares of the Company's Class A common stock and are no longer classified as mezzanine equity.
The AprilAire Acquisition includes a deferred consideration arrangement that requires additional consideration of $90.0 to be paid by the Company to the sellers of AprilAire of which $5.7 represents a liability assumed at acquisition. The present value of deferred consideration at acquisition was $74.2. Amounts are payable 2 years after the acquisition date. As of December 31, 2025, the liability was $77.2 and is recorded in other long-term liabilities.
For the three and six months ended June 30, 2025, pro forma net sales were $867.9 and $1,688.8. For the three and six months ended June 30, 2025, pro forma income from continuing operations was $34.1 and $25.9. Pro Forma results give effect to the AprilAire Acquisition, together with adjustments directly attributable to the transaction, including acquisition financing and other transaction related adjustments, as if such transaction had occurred on January 1, 2025.
There were no acquisitions during the three and six months ended June 30, 2026.
Note 6. Goodwill and Other Intangible Assets
The change in the carrying amount of goodwill for the six months ended June 30, 2026 was as follows:

	Commercial	Residential	Total
Balance at December 31, 2025	$2,242.0	$1,076.5	$3,318.5
Foreign currency translation	(3.7)	—	(3.7)
Balance at June 30, 2026	$2,238.3	$1,076.5	$3,314.8
The following tables provide the gross carrying amounts and accumulated amortization for other intangible assets subject to amortization at June 30, 2026 and December 31, 2025:

	Trademarks	Customer Relationships	Technology	Patents	Backlog and Other	Total
Gross carrying amount	$1,298.1	$2,069.8	$363.6	$16.0	$99.4	$3,846.9
Accumulated amortization	—	(436.5)	(157.1)	(13.1)	(94.2)	(700.9)
Balance at June 30, 2026	$1,298.1	$1,633.3	$206.5	$2.9	$5.2	$3,146.0

	Trademarks	Customer Relationships	Technology	Patents	Backlog and Other	Total
Gross carrying amount	$1,300.7	$2,072.8	$365.8	$16.0	$97.5	$3,852.8
Accumulated amortization	—	(376.2)	(138.6)	(12.3)	(93.9)	(621.0)
Balance at December 31, 2025	$1,300.7	$1,696.6	$227.2	$3.7	$3.6	$3,231.8
Intangible asset amortization expense was $40.7 and $34.7 for the three months ended June 30, 2026 and 2025, respectively, and $81.6 and $59.9 for the six months ended June 30, 2026 and 2025, respectively.
2026 2Q Madison Air 29

Note 7. Inventories
Inventories consisted of the following:

	June 30, 2026	December 31, 2025
Raw materials	$266.8	$215.5
Work in process	36.3	33.1
Finished goods	157.0	159.8
Inventories	$460.1	$408.4
Inventories are stated at the lower of cost or net realizable value with cost generally determined on the first in, first out (“FIFO”) method or at fair value when part of a business acquisition. Management determines the allowance for excess and obsolete inventory by evaluating inventory levels and customer demand. Reserve balances, primarily related to obsolete and slow-moving inventories were $35.6 and $33.0 at June 30, 2026 and December 31, 2025, respectively.
Note 8. Property, Plant and Equipment
Property, plant and equipment consisted of the following:

	June 30, 2026	December 31, 2025
Land	$26.3	$26.2
Buildings and improvements	176.8	176.0
Machinery and equipment	329.5	319.8
Right-of-use assets - finance leases	10.3	9.9
Construction in progress	29.5	29.4
Total property, plant and equipment	572.4	561.3
Less: Accumulated depreciation	(210.9)	(189.6)
Property, plant and equipment, net	$361.5	$371.7
Depreciation expenses totaled $13.0 and $12.5 for the three months ended June 30, 2026 and 2025, respectively, and $26.0 and $22.6 for the six months ended June 30, 2026 and 2025, respectively.
Note 9. Income Taxes
On April 15, 2026, the Predecessor completed its spin-off from Madison Industries as part of the Organizational Transactions. Prior to the spin, the Predecessor was included in the consolidated federal income tax returns of Madison Industries International Holdings, LLC ("MIH") and deferred tax assets and liabilities were calculated under a carve-out methodology. As a result of the spin-off, the Predecessor remeasured certain tax attributes and recorded a $41.1 reduction to deferred tax assets related to disallowed interest expense carryforwards. Because this adjustment arose from the allocation of tax attributes in connection with the spin-off and represented a transaction with the owners, the impact was recorded as an adjustment to additional paid-in capital within shareholders' equity, rather than through income tax expense.
Subsequent to June 30, 2026, MIH divested a group of subsidiaries and expects to fully utilize the interest expenses limitation carryforwards from prior years in its 2026 tax return. As this transaction had not occurred as of the balance sheet date, the Company's allocation of the MIH deferred tax assets for the interest expenses limitation carryforward does not reflect the sale. Further adjustments will be recognized to the Company's deferred tax assets in the period in which the transaction is completed.
The Company's effective income tax rate was 36.5% and 37.5% for the three months ended June 30, 2026 and 2025, respectively, and 33.8% and 30.4%, for the six months ended June 30, 2026 and 2025, respectively. The decrease in the effective tax rate for the three months ended June 30, 2026 was driven by lower overall state tax impacts, primarily discrete items recorded in the second quarter of 2025; the decrease is partially offset by discrete write-offs in the second quarter of 2026 for executive compensation that is no longer deductible for tax purposes after the Company became a public business entity. The increase in the effective tax rate for the six months ended June 30, 2026 is primarily due to discrete write-offs in the second quarter of 2026 for executive compensation that is no longer deductible for tax purposes.
As of June 30, 2026, tax years 2021 and later remain open to audit for the U.S. federal jurisdiction and tax years 2019 and later remain open to audit in U.S. state jurisdictions. Tax years 2018 and later remain open to audit in foreign locations.
The Organization for Economic Co-operation and Development (“OECD”) issued Pillar Two model rules for a global minimum tax of 15% effective January 1, 2024. While the United States has not adopted Pillar Two, other countries in which the Company operates have enacted such legislation or are considering implementation. Given our limited operations in low-tax jurisdictions, Pillar Two has not materially increased our global tax costs. On January 5, 2026, the
2026 2Q Madison Air 30

OECD released a comprehensive package for a “side-by-side arrangement” with respect to Pillar Two. Notably, once adopted, this new guidance will prevent other countries from imposing tax on the U.S. profits of American companies. We will continue to monitor U.S. and international legislative developments, including further announcements on the side-by-side package, to assess any potential impacts on our operations. During the six months ended June 30, 2026, we have not accrued any tax expenses in connection with the incorporation of the Pillar Two model rules.
Note 10. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	June 30, 2026	December 31, 2025
Seller earnout and deferred acquisition consideration	$87.0	$2.6
Personnel and restructuring costs	74.5	114.1
Commercial costs	16.6	18.9
Warranty costs	24.2	24.5
Accrued interest	5.3	46.4
Right-of-use liabilities	23.4	19.9
Insurance and professional fees	13.6	19.5
Income tax payable	4.6	5.4
Other	25.2	13.9
Total	$274.4	$265.2
During the three months ended June 30, 2026, the Company reclassified $84.7 of seller earnouts related to the AprilAire Acquisition from other long-term liabilities to accrued expenses and other current liabilities as the amounts will become due within the next 12 months.
Note 11. Debt
Long-term debt consisted of the following:

	June 30, 2026	December 31, 2025
Term notes	$1,345.6	$3,977.7
Senior notes	1,035.0	1,035.0
Senior secured notes	700.0	700.0
Equipment loans and financing leases	5.8	5.7
Mortgage payable	—	0.6
Discounts and financing fees, net	(32.7)	(68.6)
Total debt	3,053.7	5,650.4
Less: Current maturities	(2.2)	(27.8)
Long-term debt, net of current maturities	$3,051.5	$5,622.6
Term Notes and Revolving Credit Facility. In March 2026, the Company's subsidiary Madison IAQ LLC entered into the Sixth Amendment to the Credit Agreement (the "Sixth Amendment") which effectiveness was subject to the Company's prepayment of the Initial Term Loan and other customary conditions precedent. The Sixth Amendment became effective on May 15, 2026. During the three months ended June 30, 2026, the Company prepaid $2,425.7 of principal outstanding under the Initial Term Loan and recognized a loss on debt extinguishment of $26.2, representing the write-off of unamortized discounts and financing fees. The loss is included in interest and financing expenses, in the condensed consolidated statements of income (loss). The Sixth Amendment also increased the capacity under the Company's revolving credit facility to $1,300.0. The Company capitalized $4.9 of lender fees and third-party costs associated with the Sixth Amendment, which are included in prepaid and other current assets in the condensed consolidated balance sheets. Total deferred costs associated with the revolving credit facility, as of the effective date of the Sixth Amendment was $5.7 which is amortized on a straight-line basis through March 28, 2028.
In June 2026, the Company's subsidiary Madison IAQ LLC prepaid $200.0 of principal under its Incremental Term Loan Facility and entered into the Seventh Amendment to its Credit Agreement (the “Seventh Amendment”), which became effective on June 4, 2026. The Seventh Amendment reduced the applicable margin on borrowings under the Incremental Term Loan Facility by 100 basis points for both SOFR and Base Rate loans and removed the margin step-up and step-down. Following the Seventh Amendment the applicable margin for the Incremental Term Loan Facility is 1.75% for Term SOFR loans and 0.75% for Base Rate loans. In connection with the Seventh Amendment, the Company recognized a loss on debt extinguishment of $1.5, related to the write-off of unamortized debt issuance costs and original issue discount. The loss is included in interest and financing expenses, in the condensed consolidated statements of income (loss).
2026 2Q Madison Air 31

Borrowings under the Credit Agreement bear variable interest rates. The weighted average interest rate for borrowing outstanding under the term loans was 5.5% and 6.7% at June 30, 2026 and December 31, 2025, respectively, before giving effect to the benefit of interest rate hedges. During the six months ended June 30, 2026 and 2025, no amounts were borrowed or repaid on the revolving credit facility. The Credit Agreement includes a fee on unused revolving commitments equal to 25 basis points of the unused commitments. Following the quarter ended September 30, 2026, the fee may be reduced by 5 basis points based on the First Lien Net Leverage Ratio.
Senior Notes. The Company has $1,035.0 in Senior Notes payable as of June 30, 2026 and December 31, 2025. The Senior Notes accrue interest at 5.9% per annum and are due in June 2029.
Senior Secured Notes. The Company has $700.0 in Senior Secured Notes payable as of June 30, 2026 and December 31, 2025. The Senior Secured Notes accrue interest at 4.1% per annum and are due in June 2028.
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
Debt Covenants. Certain indebtedness contains a financial covenant and non-financial covenants. The financial covenant is only operative if the Company had outstanding amounts drawn on the Revolving Credit Facility above a certain threshold. Borrowings under the Revolving Credit Facility, Term Loan, and Senior Secured Notes are collateralized by a majority of the Company’s assets. The Company was in compliance with the covenants as of June 30, 2026.
Interest expense on long-term debt was $53.8 and $84.1 for the three months ended June 30, 2026 and 2025, respectively, and $139.5 and $149.7 for the six months ended June 30, 2026 and 2025, respectively. Amortization of discounts and finance fees was $3.5 and $3.7 for the three months ended June 30, 2026 and 2025, respectively, and $8.2 and $7.1 for the six months ended June 30, 2026 and 2025, respectively.
The Company had letters of credit outstanding of $12.9 for both June 30, 2026 and December 31, 2025, respectively, of which $5.7 reduced our borrowing capacity at June 30, 2026 and December 31, 2025, respectively.
The fair value of debt as of June 30, 2026 was $3,068.0. The carrying value of the Company's debt approximates the fair value as of December 31, 2025.
Following the execution of the Sixth Amendment, the Company's Term Loans under the Credit Agreement are due at maturity and are no longer subject to scheduled principal amortization.
Note 12. Derivative Financial Instruments
The Company enters into commodity futures, foreign currency swaps and options, and interest rate swaps and collars. Commodity futures are intended and are effective as hedges of market price risk associated with the anticipated purchase of certain raw materials (primarily steel). Foreign currency swaps and options are intended and are effective as hedges of the Company’s exposure to the variability of cash flows, primarily related to foreign exchange rate changes of products manufactured in countries abroad and sold in the United States. Interest rate swaps are intended and are effective as hedges of market changes in interest rates associated with floating rate debt.
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
In connection with the prepayment of the Company’s Initial Term Loan (see Note 11), the Company terminated interest rate swaps and collars with an aggregate notional amount of $1,350. The Company recognized a gain of $0.3 at termination date, representing the reclassification of previously deferred losses in accumulated other comprehensive income into earnings, within interest expense.
As of the periods presented, all remaining derivative instruments are accounted for using hedge accounting.
As of June 30, 2026 and December 31, 2025, respectively, derivatives consisted of the following:

	Notional Amount	Assets	Liabilities
Interest rate swaps and collars	$1,200.0	$7.6	$—
Foreign currency swaps and options	268.7	1.6	—
Balance at June 30, 2026	$1,468.7	$9.2	$—
2026 2Q Madison Air 32

	Notional Amount	Assets	Liabilities
Interest rate swaps and collars	$2,550.0	$0.3	$(4.7)
Foreign currency swaps and options	26.4	2.2	—
Balance at December 31, 2025	$2,576.4	$2.5	$(4.7)
All amounts reported in accumulated other comprehensive income (loss) for foreign currency swaps and options are expected to be reclassified to cost of goods sold during the next 12 months. Approximately $2.0 and $5.6 of this accumulated other comprehensive loss on interest rate swaps is expected to be reclassified into interest and financing expenses in 2027 and 2028, respectively. As of June 30, 2026, $7.6 was recorded in other long-term assets for interest rate swaps and collars and $1.6 was recorded in other current assets for foreign currency swaps and options. As of December 31, 2025, $0.3 was recorded in other current assets and, $0.6 in accrued expenses and other current liabilities, $4.1 was recorded in other long-term liabilities for interest rate swaps and collars and $2.2 was recorded in other current assets for foreign currency swaps and options.
Amounts recorded to earnings for interest rate swaps and collars are included in interest and financing expenses, and amounts recorded to earnings for foreign currency swaps and options are included in cost of goods sold on the consolidated income statement.
The effects of derivative financial instruments on the Company’s condensed consolidated statements of income (loss) and comprehensive income for the periods ended June 30, 2026 consisted of the following:

	Three months ended		Six months ended
	Gain (Loss) Recognized in OCI	Gain (Loss) Reclassified from Accumulated OCI to Earnings	Gain (Loss) Recognized in OCI	Gain (Loss) Reclassified from Accumulated OCI to Earnings
Interest rate swaps and collars	$5.0	$0.5	$10.9	$1.1
Foreign currency swaps and options	(1.2)	—	(1.5)	0.9
Total	$3.8	$0.5	$9.4	$2.0
The effects of derivative financial instruments on the Company’s condensed consolidated statements of income (loss) and comprehensive income for the periods ended June 30, 2025 consisted of the following:

	Three months ended		Six months ended
	Gain (Loss) Recognized in OCI	Gain (Loss) Reclassified from Accumulated OCI to Earnings	Gain (Loss) Recognized in OCI	Gain (Loss) Reclassified from Accumulated OCI to Earnings
Interest rate swaps and collars	$(3.7)	$2.6	$(7.9)	$4.3
Foreign currency swaps and options	1.3	0.2	1.7	—
Total	$(2.4)	$2.8	$(6.2)	$4.3
Note 13. Leases
The Company leases manufacturing, warehouse and office facilities as well as manufacturing and office equipment under leases that expire at various dates through 2038. The facility leases generally provide that the Company is responsible for taxes, utilities, maintenance, and insurance.
The weighted-average remaining lease term for operating leases was 5.9 and 6.1 years and the weighted-average discount rate was 6.1% and 6.3% at June 30, 2026 and December 31, 2025, respectively. The weighted-average remaining lease term for finance leases was 3.0 and 3.1 years and the weighted-average discount rate was 5.3% and 5.4% at June 30, 2026 and December 31, 2025, respectively.
Supplemental balance sheet information related to leases is as follows:

Operating Leases	Financial Statement Line Item in the Condensed Consolidated Balance Sheets (Unaudited)	June 30, 2026	December 31, 2025
ROU assets, net	Other long-term assets	$129.1	$106.8
Current lease liabilities	Accrued expenses and other current liabilities	23.4	19.9
Long-term lease liabilities	Other long-term liabilities	113.4	92.2
Total operating lease liabilities		$136.8	$112.1
2026 2Q Madison Air 33

Finance Leases	Financial Statement Line Item in the Condensed Consolidated Balance Sheets (Unaudited)	June 30, 2026	December 31, 2025
ROU assets, net	Property, plant and equipment, net	$5.6	$5.6
Current lease liabilities	Current maturities of long-term debt	2.2	2.1
Long-term lease liabilities	Long-term debt	3.6	3.6
Total finance lease liabilities		$5.8	$5.7
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
The components of lease expense were as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Operating lease expense	$8.7	$6.5	$16.8	$12.9
Finance lease expense
Depreciation of ROU assets	0.6	0.6	1.2	1.1
Interest on lease liabilities	0.1	0.1	0.2	0.1
Total lease expense	$9.4	$7.2	$18.2	$14.1
The following table presents supplemental cash flow information related to cash paid for amounts included in the measurement of lease liabilities:

	Six months ended June 30,
	2026	2025
Operating cash flow from operating leases	$14.8	$12.9
ROU assets obtained in exchange for new operating lease liabilities	36.0	8.3
Operating cash flows from finance leases	0.2	0.1
Financing cash flows for finance leases	1.2	1.1
ROU assets obtained in exchange for new finance lease liabilities	1.3	1.9
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
Note 14. Employee Benefit Plans
Defined Contribution Plans. The Company sponsors U.S. and international defined contribution plans. Contributions to the plans were $5.3 and $4.5 for the three months ended June 30, 2026 and 2025, respectively, and $9.8 and $7.4 for the six months ended June 30, 2026 and 2025, respectively.
Pension and Postretirement Plans. The Company has defined benefit pension plans (“Pension Plans”) which cover certain U.S. full-time and part-time as well as certain international employees. The benefits under the Pension Plans are determined based on a fixed monthly payment per year of service or on a combination of years of service and earnings. The Company’s funding policy is to make the minimum annual contributions required by applicable regulations. Certain Pension Plans are not fully funded by pension assets, so benefits paid under the obligation will be greater than benefit payments relieved from pension assets. Most of the long-term pension liability is due to certain hourly and salaried pension plans carried over from a business acquired in 2021. These plans are frozen and as a result, no new individuals, other than spouses of deceased participants, are eligible for participation in the Pension Plans.
In June 2026, the Company agreed to terms to resolve a significant portion of its U.S. Plans through a combination of lump-sum distributions and the purchase of annuity contracts that we expect to settle later in 2026. The U.S. Plans' projected benefit obligation as of June 30, 2026 is $39.0. Upon settlement, the Company will reclassify previously
2026 2Q Madison Air 34

unrecognized actuarial gains from accumulated other comprehensive income into earnings. In connection with this anticipated transaction, approximately $36.7 of plan assets were converted to cash in June 2026.
Discretionary contributions to the U.S. Plans and International Plans were as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
U.S Plans	$0.1	$0.2	$0.3	$0.4
International Plans	0.1	0.1	0.2	0.2
Total	$0.2	$0.3	$0.5	$0.6
The components of net periodic pension expense (benefit) for the defined benefit pension plans are presented in the table below. Net periodic pension expense (benefit) is recorded in other (income) expense in the condensed consolidated statements of income(loss).

	U.S. Plans		International Plans
	Three months ended June 30,		Three months ended June 30,
	2026	2025	2026	2025
Service cost	$0.2	$0.1	$—	$—
Interest cost	0.5	0.7	0.4	0.3
Expected return on plan assets	(0.6)	(0.5)	(0.4)	(0.4)
Net periodic pension expense (benefit)	$0.1	$0.3	$—	$(0.1)

	U.S. Plans		International Plans
	Six months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Service cost	$0.3	$0.2	$—	$—
Interest cost	1.0	1.3	0.8	0.7
Expected return on plan assets	(1.1)	(1.1)	(0.8)	(0.8)
Net periodic pension expense (benefit)	$0.2	$0.4	$—	$(0.1)
Note 15. Equity Appreciation Rights
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
Amended EAR Plan. Awards granted under the Amended EAR Plan generally cliff vest on the fifth anniversary of the grant date. In connection with the consummation of the IPO, holders of unvested EAR awards received EAR units at a conversion ratio of 1.186 units for each outstanding award, with such EAR units subject to the same vesting terms as the underlying unvested EAR awards. The conversion was accounted for under ASC 718. The Company concluded the conversion did not result in incremental fair value to the award holders; accordingly, no additional EAR expense was recognized as a result of the conversion. Following the conversion there were a total of 8,428,157 unvested EAR units outstanding with a weighted-average share price of $27.00 per share. Following the completion of the Company's IPO, the grant-date fair value of equity awards is based on the closing market price of the Company's Class A common stock on the grant date. Awards under the Amended EAR Plan are subject to restrictive covenants including non-compete provisions. Compensation expense for the Amended EAR Plan is recognized on a straight-line basis over the term of the award and the Company recognizes forfeitures as they occur.
When awards become fully vested, the Company has withheld and intends to withhold shares to satisfy employee tax obligations. As part of this process, cash payments are remitted to taxing authorities by the Company. These payments are reflected as financing activities, consistent with their treatment as share repurchases for accounting purposes.
2026 2Q Madison Air 35

The Company issued 111,898 units during the six months ended June 30, 2026 with a weighted average fair value per unit of $35.26 per unit. During the six months ended June 30, 2026, 982,481 units vested and 23,131 were forfeited. As of June 30, 2026, the total unvested units are 7,502,877. Unrecognized compensation expense related to unvested awards was $93.0 and is expected to be recognized over a weighted-average period of 2.65 years.
Equity appreciation rights expense is included in selling, general, and administrative expenses in the accompanying unaudited condensed consolidated statements of income (loss).
Equity appreciation rights cost by award type was as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Equity appreciation rights expense - EAR Plan	$—	$22.1	$—	$27.3
Equity appreciation rights expense - Amended EAR Plan	16.3	—	26.7	—
Total Equity appreciation rights expense	$16.3	$22.1	$26.7	$27.3
Note 16. Related Party Transactions
Prior to the IPO, the Predecessor received indirect support from Holdings for certain internal and external corporate activities including, but not limited to, consolidation accounting, tax services, legal, and other Madison Industries corporate and infrastructure related services. This support ceased following the spin-off of the Predecessor from Holdings in connection with the IPO. The Company incurred $10.7 of costs associated with these services during the six months ended June 30, 2026 and did not incur any such costs following March 31, 2026. For the three and six months ended June 30, 2025, the Company incurred $3.8 and $8.3, respectively, related to these services. As of June 30, 2026 and December 31, 2025, there were no amounts outstanding related to these services.
In connection with the IPO and related spin-off from Holdings, the Company entered into a Transition Services Agreement ("TSA") with MIH effective April 15, 2026. Under the TSA, MIH provides certain transition services to support the Company's operation as a public company, including tax, information technology and other administrative support services. The Company incurred $0.5 related to TSA services for the three and six months ended June 30, 2026, respectively, which were recorded in selling, general and administrative expenses in the condensed consolidated statements of income (loss). There were no amounts outstanding related to the TSA services as of June 30, 2026.
Note 17. Earnings Per Share
The Company’s Class A and Class B common stock have identical economic rights, including equal participation in dividends on a per-share basis, and differ only with respect to voting rights. Accordingly, the Company presents EPS on a combined basis as a single class of common stock.

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Income (loss) from continuing operations attributable to common share holders	$69.2	$22.3	$102.8	$59.0
Weighted-average shares outstanding - basic	469,614,049	320,676,155	395,556,533	320,676,155
Effect of dilutive securities	4,360,856	—	1,005,755	—
Weighted-average shares outstanding - diluted	473,974,905	320,676,155	396,562,288	320,676,155
Earnings per share:
Net earnings per share - basic	$0.15	$0.07	$0.26	$0.18
Net earnings per share - diluted	0.15	0.07	0.26	0.18
Basic earnings per share represents net income attributable to shareholders divided by the weighted average number of shares outstanding during the period. Diluted earnings per share considers the dilutive effect of potential shares, unless the inclusion of the potential shares would have an anti-dilutive effect. The treasury stock method is used to determine the potential dilutive shares resulting from assumed exercises of equity-related instruments.
For the three and six months ended June 30, 2026 and 2025, there were no securities that were anti-dilutive.
Note 18. Product Warranties
The Company provides for estimated product warranty expenses when the Company sells the related products. Product warranty is estimated using historical claims experience, and claims costs may differ from amounts provided.
2026 2Q Madison Air 36

Changes in accrued warranty costs for the six months ended June 30, 2026 were as follows:

2026
Beginning balance	$48.5
Warranties recorded at time of sale	15.0
Adjustments to pre-existing warranties	(0.7)
Settlements	(13.4)
Effect of exchange rate changes	(0.2)
Ending balance	$49.2
Current estimated warranty costs of $24.2 and $24.5 were recorded within accrued expenses and other current liabilities on the unaudited condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025, respectively. Long-term warranty costs of $25.0 and $24.0 were recorded within other long-term liabilities on the unaudited condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025, respectively. The Company’s warranty period ranges from 1 year to 15 years.
Note 19. Accumulated Other Comprehensive Income
Changes in accumulated other comprehensive income (loss) for the six months ended June 30, 2026 were as follows:

	Foreign Currency Translation	Defined Benefit Plans	Cash Flow Hedges	Available-for-sale Securities	Total
Balance at December 31, 2025	$(24.4)	$(3.6)	$(1.7)	$—	$(29.7)
Other comprehensive income (loss) before reclassifications	(13.6)	0.1	12.4	—	(1.1)
Reclassifications:
Realized gains - net(1)	—	—	2.0	—	2.0
Exchange of noncontrolling interest for Class A common stock	(3.1)	(0.4)	0.7	—	(2.8)
Income taxes	—	—	(2.3)	—	(2.3)
Total other comprehensive income (loss)	(16.7)	(0.3)	12.8	—	(4.2)
Balance at June 30, 2026	$(41.1)	$(3.9)	$11.1	$—	$(33.9)
(1)Amounts represent net gains and losses associated with cash flow hedges and available-for-sale securities that were reclassified to net earnings.
Changes in accumulated other comprehensive income (loss) for the six months ended June 30, 2025 were as follows:

	Foreign Currency Translation	Defined Benefit Plans	Cash Flow Hedges	Available-for-sale Securities	Total
Balance at December 31, 2024	$(39.7)	$(5.5)	$3.8	$0.6	$(40.8)
Other comprehensive income (loss) before reclassifications	17.3	(0.1)	(8..7)	(2.6)	5.9
Reclassifications:
Realized gains - net(1)	—	—	4.3	1.9	6.2
Income taxes	—	0.1	0.9	0.1	1.1
Total other comprehensive income (loss)	17.3	—	(3.5)	(0.6)	13.2
Balance at June 30, 2025	$(22.4)	$(5.5)	$0.3	$—	$(27.6)
(1)Amounts represent net gains and losses associated with cash flow hedges and available-for-sale securities that were reclassified to net earnings. Refer to "Note 12. Derivative Instruments" for additional information.
Note 20. Segment Information
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
2026 2Q Madison Air 37

Segment results are as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Commercial external sales	$658.9	$532.3	$1,268.6	$1,025.9
Intersegment sales	—	0.1	0.1	0.1
Total Commercial segment sales	658.9	532.4	1,268.7	1,026.0
Segment cost of goods sold(1)	(416.7)	(314.7)	(796.8)	(623.5)
Segment selling, general and administrative expenses	(75.8)	(70.3)	(150.9)	(135.9)
Segment EBITDA add-backs(2)	6.7	8.6	13.1	17.8
Commercial segment adjusted EBITDA	173.1	156.0	334.1	284.4
Residential external sales	332.4	287.3	646.4	484.1
Intersegment sales	1.4	—	3.0	0.7
Total Residential segment sales	333.8	287.3	649.4	484.8
Segment cost of goods sold(1)	(190.7)	(183.0)	(384.1)	(311.0)
Segment selling, general and administrative expenses	(50.8)	(43.0)	(100.2)	(73.6)
Segment EBITDA add-backs(2)	6.3	11.4	12.8	15.7
Residential segment adjusted EBITDA	98.6	72.7	177.9	115.9
Total external net sales	991.3	819.6	1,915.0	1,510.0
Total segment adjusted EBITDA	271.7	228.7	512.0	400.3
Central and other costs(3)	(5.4)	(2.7)	(13.0)	(2.3)
Allocated Madison Industries costs(4)	—	(3.8)	(10.7)	(8.3)
Segment EBITDA add-backs (excluding depreciation and purchase accounting adjustments)	—	(7.4)	—	(10.8)
Depreciation	(13.0)	(12.5)	(26.0)	(22.6)
Intangible asset amortization	(40.7)	(34.7)	(81.6)	(59.9)
Restructuring expenses	(0.6)	(2.6)	(2.9)	(2.7)
Equity appreciation rights expense	(16.3)	(22.1)	(26.7)	(27.3)
Transaction related expenses	(0.4)	(11.0)	(4.4)	(11.8)
Interest and financing expenses(5)	(84.8)	(89.1)	(175.5)	(154.9)
Other income (expense)	0.6	6.5	0.2	9.5
Income (loss) from continuing operations before income taxes	$111.1	$49.3	$171.4	$109.2
(1)Exclusive of intangible amortization shown separately.
(2)Segment EBITDA add-backs primarily include adjustments to remove depreciation and non-recurring items. Commercial segment EBITDA add-backs for depreciation were $6.6 and $6.4 for the three months ended June 30, 2026 and 2025, respectively, and $13.1 and $12.6 for the six months ended June 30, 2026 and 2025, respectively. Residential segment EBITDA add-backs for depreciation were $6.3 and $6.1 for the three months ended June 30, 2026 and 2025, respectively, and $12.8 and $10.0, for the six months ended June 30, 2026 and 2025, respectively. Commercial segment EBITDA add-backs for purchase accounting adjustments were $1.7 and $1.7 for the three and six months ended June 30, 2025, respectively. Residential segment EBITDA add-back for purchase accounting adjustments were $5.3 and $5.3 for the three and six months ended June 30, 2025, respectively.
(3)Primarily includes central selling, general and administrative expenses and gains and losses on foreign currency. For the six months ended June 30, 2025, this includes a $3.9 gain on legal settlement.
(4)Direct and indirect support from Holdings for certain central activities including, but not limited to consolidation accounting, tax services, legal, and other Holdings central and infrastructure related services.
(5)Includes a $27.7 loss on the extinguishment of debt for the three and six months ended June 30, 2026.
The following is a summary of net sales by geographic area, based upon the location of the selling business unit:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
U.S	$915.4	$708.5	$1,735.1	$1,287.2
Non-U.S
Americas	44.3	76.5	115.1	155.3
Europe	16.8	16.6	36.3	34.7
Asia Pacific	14.8	18.0	28.5	32.8
Total net sales	$991.3	$819.6	$1,915.0	$1,510.0
2026 2Q Madison Air 38

The following is a summary of property, plant and equipment by geographic area:

	June 30, 2026	December 31, 2025
U.S	$302.6	$309.7
Non-U.S
Americas	46.0	49.1
Europe	4.0	3.9
Asia Pacific	8.9	9.0
Total property, plant and equipment	$361.5	$371.7
In addition to property, plant, and equipment, definite-lived intangible assets are predominantly domiciled in the U.S.
Note 21. Commitments and Contingencies
The Company may be subject to claims and lawsuits. While any such matters contain an element of uncertainty, management believes that adequate provisions have been recorded and the ultimate disposition or resolution of current claims and lawsuits, if any, will not have a material adverse effect on its consolidated financial position. Liabilities recorded for such contingencies were not material at June 30, 2026 and December 31, 2025.
2026 2Q Madison Air 39

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

10.8
Lock-Up Agreement, dated as of April 15, 2026, by and between Kedge Principal Opportunities V LP and Madison Air Solutions Corporation (incorporated by reference to Exhibit 10.8 to the Company's Form 10-Q filed on May 12, 2026).

10.9
Lock-Up Agreement, dated as of April 15, 2026, by and between KC Armada LP and Madison Air Solutions Corporation (incorporated by reference to Exhibit 10.9 to the Company's Form 10-Q filed on May 12, 2026).

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

10.14
Seventh Amendment Credit and Guaranty Agreement, dated as of June 4, 2026 among Madison IAQ LLC, as borrower, Madison IAQ II LLC and certain subsidiaries of the borrower, as guarantors, and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on June 5, 2026).

10.15
Offer Letter, dated as of June 12, 2026, by and between David Wisnieswki and Madison Air Solutions Corporation (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on June 16, 2026).

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer Pursuant to Rule 1350
99.1*	Unaudited Pro Forma Condensed Combined Financial Information for the three and six months ended June 30, 2026.
101*	The following material from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in IXBRL (Inline Extensible Business Reporting Language): (1) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income (Loss), (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Shareholder's Equity (Deficit) and Noncontrolling Interests, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to the Condensed Consolidated Financial Statements.
104*	Cover Page Interactive Data File (embedded within the iXBRL document and contained in Exhibit 101).
* Filed herewith
2026 2Q Madison Air 40

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

Madison Air Solutions Corporation (Registrant)

Date:	July 30, 2026	By:	/s/ JILL WYANT
Jill Wyant
President and Chief Executive Officer

		By:	/s/ JJ FOLEY
JJ Foley
Chief Financial Officer
2026 2Q Madison Air 41