Form 10-Q
period 2026-09-30
Madison Air Solutions Corp
filed 2026-11-05
CIK 2098430

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 267,671,615 shares of Class A common stock and 324,379,859 shares of Class B common stock outstanding at November 3, 2026.

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
•difficulties executing, integrating or realizing expected benefits from acquisitions, dispositions or joint ventures, including with respect to the ebm-papst Acquisition (as defined below) or exposure to unexpected liabilities from such transactions;
•uncertainties as to the timing of the ebm-papst Acquisition and the risk that the ebm-papst Acquisition may not be completed in a timely manner or at all, including as a result of a failure to obtain required merger control clearances, foreign investment control clearances and European Commission clearance under the EU Foreign Subsidies Regulation, or the imposition of conditions or remedies in connection with such clearances;
•the occurrence of any event, change or other circumstance that could give rise to the termination of the SPA (as defined below), including circumstances requiring us to pay a break fee thereunder;
•the effect of the announcement or pendency of the ebm-papst Acquisition on our business relationships, operating results and business generally, including the disruption of our current business plans and operations, the diversion of management’s attention and our ability to retain and hire key personnel;
•unexpected costs, charges or expenses resulting from the ebm-papst Acquisition and potential litigation relating to the ebm-papst Acquisition;
•our ability to successfully integrate ebm-papst and realize the anticipated benefits of the ebm-papst Acquisition, including estimated costs, operational, tax and commercial synergies and the effects of the ebm-papst Acquisition on our earnings and financial condition;
•the restrictions imposed on our ability to conduct primary follow-on equity offerings during the two-year period following the Organizational Transactions (as defined below) and associated limitations on our ability to raise equity capital to fund growth initiatives, acquisitions or other strategic opportunities;
•increasing competitive pressures in our industry and the markets in which we operate;
•difficulties implementing our 80/20 operating model or other strategies intended to improve organic growth, including our artificial intelligence ("AI") initiatives;
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
2026 3Q Madison Air 3

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
2026 3Q Madison Air 4

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
On August 15, 2026, the Company together with its wholly owned subsidiary, Madison Air Solutions Germany GmbH, a limited liability company organized under the laws of Germany (the "Purchaser"), entered into a Sale and Purchase Agreement (the "SPA") with Sturm Beteiligungs-GmbH & Co. KG ("Sturm KG"), Ziehl Beteiligungen GmbH & Co. KG ("Ziehl KG") and Philippiak Holding GmbH ("Philippiak GmbH" and, together with Sturm KG and Ziehl KG, the "Sellers"), pursuant to which, among other things, the Purchaser will acquire from the Sellers all of the issued and outstanding shares and limited partnership interests (collectively, the "Acquired Interests" and such acquisition, the “ ebm-papst Acquisition”) in ebm-papst Mulfingen GmbH & Co. KGaA & Co. KG, ebm-papst Mulfingen GmbH & Co. KGaA, ebm-papst Finanzierungsgesellschaft mbH and ebm-papst Verwaltungs GmbH (collectively, "ebm-papst"). The Company will serve as the Purchaser's Guarantor under the SPA. Upon completion, the acquisition is expected to nearly double the Company's total addressable market. The transaction remains subject to customary closing conditions, including regulatory approvals, and is expected to close soon after the end of the year. The acquisition has not been reflected in the accompanying condensed consolidated financial statements.
In anticipation of the ebm-papst Acquisition, on September 1, 2026, the Company sold an aggregate of 90,108,130 shares of its Class A common stock at a price of $24.97 per share in a private placement (the "Private Placement") to certain institutional investors (each, an "Institutional Investor" and collectively, the "Institutional Investors"), our founder, Larry Gies, and an entity affiliated with Mr. Gies. The Company received net proceeds $2,218.2 million from the Private Placement after deducting placement fees (excluding offering related expenses).
As of September 30, 2026, Mr. Gies and entities affiliated with Mr. Gies hold 59.0% of the economic interests in the Company and controlled approximately 93.1% of the voting power of the Company's outstanding common stock.
2026 3Q Madison Air 5

Trends and Other Factors Affecting Our Business and Results of Operations
We believe that our performance and future success depend on many factors that present significant opportunities for us but also pose risks and challenges, including those discussed below. The following are key factors that have affected, and may continue to affect, our operating results and financial performance:
Impacts of Macroeconomic and Geopolitical Conditions. Our operating results have been, and will likely continue to be, influenced by numerous factors affecting the markets we serve, including levels of residential and non-residential new construction, aging commercial and residential building stocks, and long-term secular growth trends, including energy resilience, AI and cloud-computing infrastructure investment, the restoring of advanced manufacturing, and a growing focus on human health and indoor air quality. New residential and non-residential construction activity and, to a lesser extent, residential remodeling and replacement activity are affected by seasonality and cyclical factors such as interest rates, credit availability, inflation, consumer spending, employment levels and other macroeconomic factors.
U.S. trade policy continues to evolve, contributing to macroeconomic uncertainty. The Company continues to receive refunds associated with tariffs previously imposed under emergency authorities and has recorded the associated benefit as a reduction to costs of goods sold. The Company continues to evaluate its exposure related to these matters, including the potential for additional refunds of previously paid tariffs. The ultimate outcome, including the timing and amount of any additional refunds, remains uncertain and may be affected by ongoing administrative processes. Currently, the U.S. government has implemented and continues to evaluate additional tariff measures affecting imports from numerous trading partners, including country-specific tariffs and duties on certain imported goods, components and raw materials. The Company is also monitoring ongoing trade negotiations with key partners, including Canada and Mexico, and potential changes to rules of origin and other provisions that could affect the availability of duty-free treatment. Recent changes to Section 232 tariffs on steel, aluminum, and copper, particularly the expansion of duties to the full value of certain imported products, may further increase effective tariff rates on metal intensive goods. These developments, together with ongoing inflationary pressures affecting labor, transportation, energy and raw material costs, elevated global tariff levels and increasing protectionist measures in other jurisdictions, may result in increased input costs, supply chain disruptions, pricing volatility, and reduced demand for the Company's products.
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
2026 3Q Madison Air 6

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
Pursue Value-Enhancing Acquisitions and Divestitures. As part of our business strategy, we continue to pursue strategic acquisition opportunities where we can accelerate growth and improve profitability by applying our mission, culture and disciplined 80/20 operating model. In August 2026, the Company entered into a definitive agreement to acquire ebm-papst, a leading global supplier of high-performance airflow technology and a pioneer in integrated electronically commutated fan and motor systems. Subject to the satisfaction of customary closing conditions and regulatory approvals, the transaction is expected to close soon after the end of the year.
Upon completion, the emb-papst Acquisition is expected to significantly expand the Company's total addressable market, product portfolio, engineering capabilities, global manufacturing footprint and exposure to attractive growth markets, including data centers, industrial applications and energy-efficient air movement solutions. The acquisition is also expected to increase the Company's international operations and foreign currency exposure and may result in additional integration, restructuring, transaction and financing-related costs. The Company's ability to realize the anticipated strategic and financial benefits of the transaction will depend upon a number of factors, including the successful completion of the acquisition, effective integration of the acquired operations, retention of customers and employees, realization of expected synergies and market conditions following closing.
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
Incremental Public Company Expenses. Following our IPO, we continue to incur significant costs associated with operating as a public company. These costs were not incurred prior to the IPO and affect the comparability of current-period results to historical periods. Such costs include director and officer liability insurance expenses, as well as costs associated with third-party and internal resources related to accounting, auditing, Sarbanes-Oxley Act compliance, legal and investor and public relations activities. These costs are generally expensed as selling, general and administrative expenses in the condensed consolidated statements of income (loss).
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
2026 3Q Madison Air 7

The following tables summarize backlog and orders for the Commercial and Residential segments. Orders related to acquired companies are included from the date of acquisition forward:

Backlog	September 30, 2026	December 31, 2025	September 30, 2025
Commercial	$3,109.1	$2,095.2	$1,381.8
Residential	78.1	65.6	71.4
Total	$3,187.2	$2,160.8	$1,453.2

	Three months ended September 30,		Nine months ended September 30,
Orders	2026	2025	2026	2025
Commercial	$1,052.3	$768.8	$3,043.2	$2,023.8
Residential	364.3	356.1	1,018.7	853.7
Total	$1,416.6	$1,124.9	$4,061.9	$2,877.5
Total backlog was $3,187.2 million as of September 30, 2026, an increase of 47.5% compared to December 31, 2025 and 119.3% compared to September 30, 2025. The increases were driven primarily by Commercial backlog, which reflects continued wins across several key technologies including air, liquid, and hybrid cooling, air handling and air movement. Residential backlog remained relatively stable, with backlog levels improving during 2026 despite continued broader market challenges. Current Residential backlog levels support near-term visibility and leave the segment well positioned to benefit from an eventual recovery in residential construction remodeling activity.
Total orders were $1,416.6 million and $4,061.9 million for the three and nine months ended September 30, 2026, respectively, representing increases of 25.9% and 41.2% over the corresponding prior-year periods. The increases were driven primarily by broad-based growth across the Commercial segment's end markets, including continued strength in data centers related demand. Comparability of the year-over-year periods was also impacted by the acquisition of Research Products Corporation ("AprilAire," and such acquisition, the "AprilAire Acquisition"), which contributed approximately $68.5 million and $398.2 million of Commercial and Residential orders, respectively, during the nine months ended September 30, 2026, compared to approximately $42.7 million and $226.1 million of Commercial and Residential orders, respectively, during the period from May 7, 2025 through September 30, 2025.
For the period from January 1, 2025 to May 6, 2025, AprilAire’s commercial brands generated orders of $36.3 million, that would have been accounted for in Madison Air’s Commercial segment had we owned AprilAire and its associated commercial brands during the period and residential brands generated orders of $147.4 million, that would have been accounted for in Madison Air’s Residential segment had we owned AprilAire and its associated residential brands during the period.
2026 3Q Madison Air 8

Results of Operations
The following tables and accompanying narrative disclosures present our results of operations for the three and nine months ended September 30, 2026 and 2025. The results of operations presented are not necessarily indicative of results for future periods. The Company classified the results of operations and cash flows of Nortek Global HVAC LLC ("NGH") as discontinued operations in our condensed consolidated statements of income (loss) and condensed consolidated statements of cash flows for all periods presented.

	Three months ended September 30,		Nine months ended September 30,
(in millions, except share and per share data)	2026	2025	2026	2025
Net sales	$1,126.7	$898.4	$3,041.7	$2,408.4
Cost of goods sold(1)	704.0	539.6	1,879.6	1,472.8
Selling, general and administrative expenses(2)	149.2	135.0	452.8	382.9
Intangible amortization	39.9	40.8	121.5	100.7
Restructuring expenses	1.8	0.8	4.7	3.5
Other operating expenses	16.9	0.8	21.5	12.5
Operating income	214.9	181.4	561.6	436.0
Interest and financing expenses	36.9	100.1	212.4	255.0
Other (income) expense, net	50.4	(3.1)	50.2	(12.6)
Income (loss) from continuing operations before income taxes	127.6	84.4	299.0	193.6
Income tax expense (benefit)	20.2	25.4	78.1	58.6
Income (loss) from continuing operations	107.4	59.0	220.9	135.0
Income (loss) from discontinued operations, net of taxes	—	(2.2)	—	(1.2)
Net income (loss)	107.4	56.8	220.9	133.8
Less: Net income attributable to noncontrolling interests	—	12.0	10.7	29.0
Net income (loss) attributable to the Company	$107.4	$44.8	$210.2	$104.8
Non-GAAP and Other Financial Measures:
Gross Profit(3)	414.2	349.3	1,134.7	910.0
Gross Profit Margin(3)	36.8%	38.9%	37.3%	37.8%
Adjusted Gross Profit(4)	422.7	364.6	1,162.1	948.4
Adjusted Gross Profit Margin(4)	37.5%	40.6%	38.2%	39.4%
Net Income (Loss)	107.4	56.8	220.9	133.8
Net Income (Loss) Margin	9.5%	6.3%	7.3%	5.6%
Adjusted Net Income (Loss)(4)	199.3	99.5	442.6	256.0
Adjusted Net Income (Loss) Margin(4)	17.7%	11.1%	14.6%	10.6%
Adjusted EBITDA(4)	298.3	251.5	797.5	645.4
Adjusted EBITDA Margin(4)	26.5%	28.0%	26.2%	26.8%
(1)Exclusive of intangible amortization shown separately.
(2)Inclusive of equity appreciation rights expense of $11.3 million and $5.3 million for the three months ended September 30, 2026 and 2025, respectively, and $38.0 million and $32.6 million for the nine months ended September 30, 2026 and 2025, respectively.
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
For the three months ended September 30, 2026. Net sales increased $228.3 million, or 25.4%, compared to the three months ended September 30, 2025. Higher volumes contributed the majority of the increase in organic net sales, reflecting continued demand across the portfolio, further supported by favorable pricing actions.
Other operating expenses increased $16.1 million, compared to the three months ended September 30, 2025. During the three months ended September 30, 2026, transaction expenses included costs related to the prospective acquisition of ebm-papst.
Interest and financing expenses decreased $63.2 million, or 63.1%, compared to the three months ended September 30, 2025. Contractual interest on outstanding debt obligations decreased by $55.1 million primarily attributable to lower average debt balances and favorable interest rate movements resulting from debt amendments. In addition, the Company generated $5.9 million of additional interest income related to higher cash and cash equivalent balances following the completion of the Private Placement.
Other (income) expense increased $53.5 million compared to the three months ended September 30, 2025. The increase was primarily related to a net $52.2 million loss on foreign currency forwards and collar contracts, interest rate swaps and cross currency swaps related to its prospective acquisition of ebm-papst. Hedge accounting was not applied to these instruments, and therefore all changes in fair value were recorded in other (income) expense, net in the condensed consolidated statements of income (loss). The foreign currency forward and collar contracts will mature or be terminated
2026 3Q Madison Air 9

at the close of the acquisition. The interest rate swaps and cross currency swaps will be used as a hedge for our interest rate and currency risk exposure following the ebm-papst Acquisition.
Income tax expense decreased $5.2 million compared to the three months ended September 30, 2025. The effective income tax rate was 15.8%, which is a decrease of 14.3% compared to the three months ended September 30, 2025. The decrease in the effective tax rate for the three months ended September 30, 2026 was primarily driven by the release of state valuation allowances recorded discretely in the third quarter of 2026.
For the nine months ended September 30, 2026. Net sales increased $633.3 million, or 26.3%, compared to the nine months ended September 30, 2025. The AprilAire Acquisition drove an aggregate $213.8 million of the net sales increase year-over-year. Organic net sales growth in our Commercial segment was partially offset by a modest organic net sales decline in our Residential segment, consistent with broader market trends. Higher volumes contributed the majority of the increase in organic net sales, reflecting continued demand across the portfolio, further supported by favorable pricing actions.
Other (income) expense increased by $62.8 million compared to the nine months ended September 30, 2025. The increase was primarily related to a net $52.2 million loss on foreign currency forwards and collar contracts, interest rate swaps, and cross currency swaps related to its prospective acquisition of ebm-papst and changes in non-cash gains and losses on foreign exchange, disposals of fixed assets, and other financial instruments.
Interest and financing expenses decreased $42.6 million, or 16.7%, compared to the nine months ended September 30, 2025. Contractual interest on outstanding debt obligations decreased by $62.3 million primarily attributable to lower average debt balances and favorable interest rate movements resulting from debt amendments. The favorable change in contractual interest was partially offset by a $27.7 million loss on debt extinguishment in connection with the repayment and modification of our Credit Agreement.
Income tax expense increased $19.5 million for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. The effective income tax rate was 26.1%, which is a decrease of 4.2% compared to the nine months ended September 30, 2025. The decrease in the effective tax rate for the nine months ended September 30, 2026 was primarily driven by the release of the state valuation allowances recorded in the third quarter of 2026, partially offset by discrete write-offs in the second quarter of 2026 for executive compensation that is no longer deductible for tax purposes after the Company became a public business entity.
Results of Operations by Segment
The following tables and accompanying narrative disclosures present our results of segment operations for the three and nine months ended September 30, 2026 and 2025. The results of operations presented are not necessarily indicative of results for future periods. We report and manage our business through two segments: Commercial and Residential. We report certain activities and items that are not included in these segments within Central and other costs.

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Commercial	$771.9	$554.2	$2,040.6	$1,580.2
Residential	355.5	344.5	1,004.9	829.3
Segment net sales	1,127.4	898.7	3,045.5	2,409.5
Eliminations	(0.7)	(0.3)	(3.8)	(1.1)
Total net sales	$1,126.7	$898.4	$3,041.7	$2,408.4

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Commercial	$200.5	$162.2	$534.6	$446.6
Residential	104.9	93.9	282.8	209.8
Segment Adjusted EBITDA(1)	305.4	256.1	817.4	656.4
Central and other costs	(7.1)	(4.6)	(19.9)	(11.0)
Total Adjusted EBITDA	$298.3	$251.5	$797.5	$645.4
(1)For additional information regarding Segment Adjusted EBITDA, see Note 20 of our condensed consolidated financial statements.
Commercial. Commercial segment net sales increased $217.9 million, or 39.3%, for the three months ended September 30, 2026, compared to the three months ended September 30, 2025 primarily driven by broad-based growth across the segment, led by air, liquid and hybrid cooling, air movement and heat and commercial dehumidification solutions.
Commercial segment Adjusted EBITDA increased $38.3 million, or 23.6%, for the three months ended September 30, 2026, compared to the three months ended September 30, 2025. The EBITDA growth was driven by higher volumes and pricing, partially offset by success-based data center business mix, production ramp costs and inflation.
2026 3Q Madison Air 10

Commercial segment net sales increased $460.4 million, or 29.1%, for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. Organically, Commercial net sales increased by 26.7% driven by broad-based growth across the segment, led by air, liquid and hybrid cooling, air movement, and energy efficiency solutions. Acquisitions contributed $36.1 million, or 2.3%, of additional net sales in the period.
Commercial segment Adjusted EBITDA increased $88.0 million, or 19.7%, for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. Acquisitions contributed $9.2 million of incremental Commercial segment Adjusted EBITDA. Excluding the AprilAire Acquisition, Commercial segment Adjusted EBITDA growth was mainly driven by higher volumes and pricing, partially offset by production ramp costs and inflation.
Residential. Residential segment net sales increased $11.2 million, or 3.2%, for the three months ended September 30, 2026, compared to the three months ended September 30, 2025 primarily driven by pricing and demand for healthy air systems.
Residential segment Adjusted EBITDA increased $11.0 million, or 11.7%, for the three months ended September 30, 2026, compared to the three months ended September 30, 2025. The EBITDA growth was mainly driven by pricing, productivity improvements, and favorable net tariff impacts, partially offset by inflation.
Residential segment net sales increased $175.6 million, or 21.2%, for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. Organically, Residential net sales decreased by 0.4% driven by modest volume declines for ventilation solutions, net of price increases and strong demand for healthy air systems. Acquisitions contributed to $177.0 million, or 21.3%, of additional net sales in the period.
Residential segment Adjusted EBITDA increased $73.0 million, or 34.8%, for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. Acquisitions contributed $59.3 million of additional Residential segment Adjusted EBITDA. Excluding the AprilAire Acquisition, Residential segment Adjusted EBITDA increased by $2.7 million.
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
2026 3Q Madison Air 11

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
The following table reconciles Adjusted Gross Profit to GAAP Gross Profit, the most directly comparable GAAP measure:

	Actuals		Actuals
	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Net sales	$1,126.7	$898.4	$3,041.7	$2,408.4
Cost of goods sold (excluding intangible amortization)	(704.0)	(539.6)	(1,879.6)	(1,472.8)
Technology intangible amortization	(8.5)	(9.5)	(27.4)	(25.6)
Gross Profit	414.2	349.3	1,134.7	910.0
Technology intangible amortization	8.5	9.5	27.4	25.6
Purchase accounting inventory adjustment	—	5.8	—	12.8
Adjusted Gross Profit	$422.7	$364.6	$1,162.1	$948.4
Gross Profit Margin	36.8%	38.9%	37.3%	37.8%
Adjusted Gross Profit Margin	37.5%	40.6%	38.2%	39.4%
The following table reconciles Adjusted Net Income to net income (loss), the most directly comparable GAAP measure, and Adjusted Net Income (Loss) Margin to net income (loss) margin, the most directly comparable GAAP measure, in each of the periods and bases (actual historical and Pro Forma) presented below:

	Actuals		Actuals		Pro Forma(1)
	Three months ended September 30,		Nine months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025	2025
Net income (loss)	$107.4	$56.8	$220.9	$133.8	$67.6
Adjustments:
Net (income) loss from discontinued operations(2)	—	2.2	—	1.2	1.2
Amortization expense	39.9	40.8	121.5	100.7	122.2
Transaction related expenses(3)	17.1	6.0	20.3	24.8	68.9
Restructuring expenses(4)	1.8	0.8	4.7	3.5	5.4
Equity appreciation rights expense(5)	11.3	5.3	38.0	32.6	38.0
Non-operating expenses (income)(6)	50.4	(2.7)	50.4	(6.3)	(1.5)
Allocated Madison Industries costs(7)	—	2.6	10.0	8.4	8.4
Non-recurring professional and consulting expenses(8)	0.7	1.9	2.6	4.0	4.0
Loss on extinguishment of debt	—	—	27.7	—	—
Gain on insurance proceeds(9)	—	—	—	(5.8)	(5.8)
Write-off of deferred tax asset(10)	—	—	13.7	—	—
Tax effect of net income (loss) adjustments(11)	(29.3)	(14.2)	(67.2)	(40.9)	(45.8)
Adjusted net income (loss)	$199.3	$99.5	$442.6	$256.0	$262.6
Net sales	1,126.7	898.4	3,041.7	2,408.4	2,587.2
Net income (loss) margin	9.5%	6.3%	7.3%	5.6%	2.6%
Adjusted net income (loss) margin	17.7%	11.1%	14.6%	10.6%	10.1%
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
(3)Represents direct transaction costs and acquisition related charges from acquisition and divestiture activity, including transaction fees, due diligence costs, transfer taxes and other direct costs related to acquisition activities, changes in the fair value of contingent consideration, purchase accounting adjustments, integration charges and
2026 3Q Madison Air 12

professional and legal fees, and gain on the disposition of business. For the three and nine months ended September 30, 2026 transaction cost primarily related to the prospective acquisition of ebm-papst in addition to $4.5 million of costs incurred in connection with the IPO. For the three and nine months ended September 30, 2025 transaction costs primarily related to the AprilAire Acquisition.
(4)Represents costs associated with discrete, approved restructuring programs designed to optimize the Company's organizational structure and operating footprint, including employee severance and facility rationalization activities.
(5)Represents compensation expense under the EAR Plan and Amended EAR Plan.
(6)Represents pension expense and non-cash operating gains and losses including, foreign currency transaction on intercompany loans fixed asset disposals, available-for-sale marketable securities. and derivative instruments not classified as hedging instruments. For the three and nine months ended September 30, 2026 non-operating expense (income) included an unrealized loss of $52.2 million on derivative instruments. Refer to Note 12. Derivative Financial Instruments for additional information.
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
(8)Represents expenses for professional and consulting services related to non-recurring transactions including one-time audit, legal and consulting fees incurred to prepare for IPO and SOX implementation, consulting fees for productivity improvement projects, legal fees, and leadership recruiting and relocation fees.
(9)Represents a one-time gain on insurance proceeds from damage to one of our manufacturing facilities.
(10)Represents the write-off of a deferred tax asset related to compensation deductions that are no longer expected to be realized due to limitation on deductibility following the IPO.
(11)The tax effect from the adjustments assumes an estimated average worldwide marginal current tax rate of approximately 24.2% and 23.3% for the three and nine months ended September 30, 2026, respectively, and 25.0% and 25.1% for the three and nine months ended September 30, 2025, respectively.
The following table reconciles Adjusted EBITDA to net income (loss), the most directly comparable GAAP measure, and Adjusted EBITDA Margin to net income (loss) margin, the most directly comparable GAAP measure in each of the periods and bases (actual historical, Pro Forma and Pro Forma Adjusted) presented below:

	Actuals		Actuals		Pro Forma(1)
	Three months ended September 30,		Nine months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025	2025
Net income (loss)	$107.4	$56.8	$220.9	$133.8	$67.6
Adjustments:
Net (income) loss from discontinued operations(2)	—	2.2	—	1.2	1.2
Interest and financing expenses	36.9	100.1	184.7	255.0	301.7
Income tax expense (benefit)	20.2	25.4	78.1	58.6	42.1
Depreciation and amortization	52.5	53.1	160.1	135.6	161.3
Transaction related expenses(3)	17.1	6.0	20.3	24.8	68.9
Restructuring expenses(4)	1.8	0.8	4.7	3.5	5.4
Equity appreciation rights expense(5)	11.3	5.3	38.0	32.6	38.0
Non-operating expenses (income)(6)	50.4	(2.7)	50.4	(6.3)	(1.5)
Allocated Madison Industries costs(7)	—	2.6	10.0	8.4	8.4
Non-recurring professional and consulting expenses(8)	0.7	1.9	2.6	4.0	4.0
Loss on extinguishment of debt	—	—	27.7	—	—
Gain on insurance proceeds(9)	—	—	—	(5.8)	(5.8)
Adjusted EBITDA	$298.3	$251.5	$797.5	$645.4	$691.3
Net sales	1,126.7	898.4	3,041.7	2,408.4	2,587.2
Net income (loss) margin	9.5%	6.3%	7.3%	5.6%	2.6%
Adjusted EBITDA Margin	26.5%	28.0%	26.2%	26.8%	26.7%
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
(3)Represents direct transaction costs and acquisition related charges from acquisition and divestiture activity, including transaction fees, due diligence costs, transfer taxes and other direct costs related to acquisition activities, changes in the fair value of contingent consideration, purchase accounting adjustments, integration charges and professional and legal fees, and gain on the disposition of business. For the three and nine months ended September 30, 2026 transaction cost primarily related to the prospective acquisition of ebm-papst in addition to $4.5 million of costs incurred in connection with the IPO. For the three and nine months ended September 30, 2025 transaction costs primarily related to the AprilAire Acquisition.
(4)Represents costs associated with discrete, approved restructuring programs designed to optimize the Company's organizational structure and operating footprint, including employee severance and facility rationalization activities.
(5)Represents compensation expense under the EAR Plan and Amended EAR Plan.
(6)Represents pension expense and non-cash operating gains and losses including, foreign currency transaction on intercompany loans, fixed asset disposals, available-for-sale marketable securities. and derivative instruments not classified as hedging instruments. For the three and nine months ended September 30, 2026 non-operating expense (income) included an unrealized loss of $52.2 million on derivative instruments. Refer to Note 12. Derivative Financial Instruments for additional information.
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
2026 3Q Madison Air 13

(8)Represents expenses for professional and consulting services related to non-recurring transactions including one-time audit, legal and consulting fees incurred to prepare for IPO and SOX implementation, consulting fees for productivity improvement projects, legal fees, and leadership recruiting and relocation fees.
(9)Represents a one-time gain on insurance proceeds from damage to one of our manufacturing facilities.
The following table sets forth the net impacts of the related pro forma adjustments on the Company's reconciliation of Pro Forma Adjusted EBITDA to Pro Forma net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP.

Pro Forma(1)
Nine months ended September 30, 2025
Net Income (loss)	$(66.2)
Adjustments:
Interest and financing expenses	46.7
Income tax expense (benefit)	(16.5)
Depreciation and amortization	25.7
Transaction related expenses(1)	44.1
Restructuring expenses(2)	1.9
Equity appreciation rights expense(3)	5.4
Non-operating expenses (income)	4.8
Adjusted EBITDA	$45.9
Net Sales	178.8
Net Income (loss) margin	(37.0)%
Adjusted EBITDA Margin	25.7%
(1)Represents direct transaction costs related to acquisition and divestiture activity, including transaction fees, due diligence costs, purchase accounting adjustments, and other acquisition related charges, such as one-time transaction related compensation, professional and legal fees. Transaction related expenses totaled $44.1 million for the nine months ended September 30, 2025 and related to the previous owners' divestiture of AprilAire.
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

	Three months ended September 30,		Nine months ended September 30,
Consolidated	2026	2025	2026	2025
Net sales growth rate	25.4%	31.5%	26.3%	26.4%
Less: Impact of:
Acquisitions/divestitures	—%	24.2%	8.2%	13.5%
Currency exchange rates	—%	—%	0.3%	(0.3)%
Organic revenue growth rate	25.4%	7.3%	17.8%	13.2%

	Three months ended September 30,		Nine months ended September 30,
Commercial	2026	2025	2026	2025
Net sales growth rate	39.3%	16.0%	29.1%	22.3%
Less: Impact of:
Acquisitions/divestitures	—%	6.2%	2.0%	3.9%
Currency exchange rates	—%	0.1%	0.4%	(0.3)%
Organic revenue growth rate	39.3%	9.7%	26.7%	18.7%

	Three months ended September 30,		Nine months ended September 30,
Residential	2026	2025	2026	2025
Net sales growth rate	3.2%	68.6%	21.2%	34.4%
Less: Impact of:
Acquisitions/divestitures	—%	69.2%	21.4%	34.9%
Currency exchange rates	—%	(0.1)%	0.2%	(0.3)%
Organic revenue growth rate	3.2%	(0.5)%	(0.4)%	(0.2)%
2026 3Q Madison Air 14

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

	Nine months ended September 30,
	2026	2025
Net cash flows provided by (used in) operating activities	$328.4	$333.3
Net cash flow provided by (used in) operating activities - discontinued operations	—	0.6
Net cash flows provided by operating activities— continuing operations	328.4	332.7
Purchases of property, plant and equipment	(30.6)	(22.8)
Proceeds from disposal of property, plant and equipment	0.2	2.5
FCF	$298.0	$312.4
Net income (loss) from continuing operations	220.9	135.0
Operating cash flow conversion—continuing operations	148.7%	246.4%
FCF Conversion	134.9%	231.4%
Liquidity and Capital Resources
General. As of September 30, 2026, our principal sources of liquidity were cash and cash equivalents totaling $2,645.2 million and available balance under our Revolving Credit Facility of $1,358.2 million. During the third quarter 2026, the Company increased the capacity on its revolver by $65.0 million. Our liquidity position, together with expected cash flow from operations, provides financial flexibility to fund working capital needs, capital expenditures, and strategic initiatives and acquisition-related activities.
On August 15, 2026, the Company entered into a definitive agreement to acquire ebm-papst, a leading global supplier of airflow technology and electronically commutated fan and motor systems. The ebm-papst Acquisition is expected to close soon after the end of the year, subject to customary closing conditions and required regulatory approval. The acquisition will significantly expand the Company's total addressable market and is expected to be financed through a combination of cash on hand, including proceeds from the Company's recently completed Private Placement, and debt. As of September 30, 2026, the $2,217.4 million of proceeds from the Private Placement, net of placement fees and offering costs, were included in cash and cash equivalents. Because the ebm-papst Acquisition had not closed as of September 30, 2026, its effects are not reflected in the accompanying condensed consolidated financial statements.
In connection with the prospective ebm-papst Acquisition, the Company entered into foreign currency forwards and collar contracts, interest rate swaps and cross currency swaps related to its prospective acquisition of ebm-papst. The notional value of the foreign currency forwards and collar contracts was $2,382.4 million, the notional amount of interest rate swaps was $861.1 million, and the notional value of cross currency swaps was $861.1 million as of September 30, 2026. Hedge accounting was not applied to these instruments, and therefore all changes in fair value were recorded in other (income) expense, net in the condensed consolidated statements of income (loss). As of September 30, 2026 $46.2 million was recorded in accrued expenses and other current liabilities for foreign currency forwards and collar contracts. As of September 30, 2026, $2.4 million was recorded in other current assets and $24.7 million was recorded in other long-term assets for interest rate swaps. As of September 30, 2026, $2.0 million was recorded in other current assets and $35.1 million was recorded in other long-term liabilities for cross currency swaps. The foreign currency forward and collar contracts will mature or be terminated at the close of the acquisition. The interest rate swaps and cross currency swaps will be used as a hedge for our interest rate and currency risk exposure following the ebm-papst Acquisition. Refer to Note 12. Derivative Financial Instruments for additional information.
We believe our existing cash balances, available borrowings under our Revolving Credit Facility, anticipated cash generated from operations and financing arrangements associated with the acquisition will be sufficient to meet our operating requirements, anticipated acquisition funding obligation, capital expenditures and debt service requirements for the next twelve months.
Our future capital requirements will depend on many factors, including our company’s and our industry’s growth rates, the timing and extent of spending to support development efforts, the introduction of new and enhanced products and
2026 3Q Madison Air 15

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
We maintain a debt structure that consists of a term loan, senior notes, and a revolving credit facility. As of September 30, 2026, total debt outstanding consisted of $1,345.6 million under our Term Loans, $1,035.0 million under our Unsecured Notes and $700.0 million under our Secured Notes. There were no borrowings outstanding under our revolving credit facility, and $13.8 million of letters of credit were outstanding of which $6.8 million reduced our borrowing capacity, leaving substantial available capacity as of September 30, 2026.
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
Our credit agreement and indentures contain customary covenants and restrictions. A financial maintenance covenant under the credit agreement becomes applicable only if the Company has outstanding amounts drawn on the revolving credit facility above a certain threshold. We were in compliance with all debt covenants as of September 30, 2026 and expect to remain in compliance during the twelve months from the date of this Quarterly Report on Form 10-Q.
We remain focused on maintaining a strong liquidity position and disciplined capital structure while investing in organic growth and pursuing strategic opportunities. We may also opportunistically refinance or repay outstanding debt to enhance our capital structure and reduce cost of capital over time.
Cash Flows
The following table sets forth a summary of our operating, investing, and financing activities for the nine months ended September 30, 2026 and 2025.

	Nine months ended September 30,
	2026	2025
Continuing operations:
Net cash flows provided by operating activities	$328.4	$332.7
Net cash flows used in investing activities	(31.0)	(2,335.7)
Net cash flows (used in) provided by financing activities	2,139.9	1,949.3
Effect of exchange rate changes on cash	(0.5)	(0.8)
Discontinued operations:
Net cash flows used in operating activities	—	0.6
Net cash flows provided by investing activities	—	4.9
Total net change in cash and cash equivalents	$2,436.8	$(49.0)
Operating Activities. Net cash provided by operating activities decreased $4.3 million to $328.4 million during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. The decrease was primarily driven by increased working capital requirements, principally higher accounts receivable balances resulting from increased net sales and timing of customer collections, partially offset by higher net income and increased non-cash charges and favorable changes in accounts payable and accrued expenses. Inventory levels also increased compared to the prior-year period, reflecting growth in business activity and inventory investments to support customer demand.
Investing Activities. Net cash used in investing activities decreased $2,304.7 million to $31.0 million during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. The decrease was primarily attributable to the acquisition of AprilAire. During the nine months ended September 30, 2026, the primary use of cash in investing activities was the purchase of property, plant and equipment to support the growth of our existing manufacturing facilities. Investment in property, plant and equipment were up $7.8 million to $30.6 million for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. During the nine months
2026 3Q Madison Air 16

ended September 30, 2025, cash outflows for business acquisitions were $2,300.9 million, the Company facilitated the funding of a $95.0 million related party loan, and net proceeds from the sale of available for sale marketable securities were $80.5 million.
Financing Activities. Net cash provided by financing activities increased $190.6 million to $2,139.9 million during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. The increase was primarily attributable to issuance of common stock in connection with the Company IPO and private placements offset by cash outflows to reduce the Company's outstanding borrowings. During the second quarter 2026 proceeds from the Company's IPO and concurrent private placement were $2,574.9 million, net of $92.7 million of underwriting fees and offering costs, which were substantially offset by debt principal payments of $2,632.7 million. During the third quarter 2026 proceeds from the Company's subsequent Private Placement were $2,217.4 million, net of $32.6 million of placement fees and offering costs, which are expected to be used, together with additional acquisition financing, to fund the prospective ebm-papst Acquisition. In addition, the Company paid $56.4 million of tax withholding obligations related to the net share settlement of vested equity awards. During the nine months ended September 30, 2025, financing cash inflows were primarily driven by proceeds from the Incremental Term Loan of $1,732.5 million and capital contributions of $157.5 million, which were used to fund the AprilAire Acquisition.
Discontinued operations. Prior year cash flow provided by and used for discontinued operations were primarily the result of continued working capital settlements from the 2024 divestiture of NGH. There were no businesses classified as discontinued operations for the nine months ended September 30, 2026.
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
Off-Balance Sheet Arrangements
We do not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities, that were established for the purpose of facilitating off-balance sheet arrangements or other purposes as of September 30, 2026 and 2025.
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
Quantitative and Qualitative Disclosures about Market Risk
Except as described below, there has been no significant change in our exposure to market risk during the nine months ended September 30, 2026. For discussions of our exposure to market risk, refer to the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Quantitative and Qualitative Disclosures about Market Risk" in our Prospectus.
Foreign Currency Risk. During the three months ended September 30, 2026, in connection with the prospective ebm-papst Acquisition, we entered into foreign currency forward and collar contracts, interest rate swaps and cross currency swaps to mitigate the foreign-currency appreciation in the euro-denominated purchase price. These instruments were entered into for purposes other than trading. As of September 30, 2026 the notional value of the foreign currency forwards and collar contracts was $2,382.4 million, the notional amount of interest rate swaps was $861.1 million, and the notional value of cross currency swaps was $861.1 million. The foreign currency forward and collar contracts will mature or be terminated at the close of the acquisition. The interest rate swaps and cross currency swaps will be used as a hedge for
2026 3Q Madison Air 17

our interest rate and currency risk exposure following the ebm-papst Acquisition, which is expected to significantly increase our international operations and foreign currency exposure.
Based on the foreign currency forwards and collar contracts outstanding as of September 30, 2026, a hypothetical 10% adverse change in the euro to U.S. dollar forward exchange rate would have caused a loss of approximately $217.6 million in the mark-to-mark valuation of those contracts.
Based on the interest rate swap contracts outstanding as of September 30, 2026, a hypothetical 100 basis points adverse change in the overnight SOFR curve would have caused a loss of approximately $37.2 million in the mark-to-mark valuation of those contracts.
Based on the cross currency swaps outstanding as of September 30, 2026, a hypothetical 10% adverse change in the euro to U.S. dollar forward exchange rate would have caused a loss of approximately $5.0 million in the mark-to-mark valuation of those contracts.
These amounts assume an instantaneous change in the applicable forward exchange rate, with all other variables held constant. They do not reflect the offsetting change in the U.S. dollar equivalent of the euro-denominated purchase price payable under the SPA or our other foreign currency exposures, and actual results may differ materiality from these hypothetical amounts. For additional information, refer to Note 12. Derivative Financial Instruments.
Controls and Procedures
Disclosure Controls and Procedures. The Company's management, including its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2026. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2026 due to material weaknesses in internal control over financial reporting described below.
Material Weaknesses in Internal Control over Financial Reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.
As previously reported in the Form 10-Q for the quarter ended June 30, 2026, the Company identified material weaknesses in its internal control over financial reporting as we did not design and maintain effective controls in response to the risks of material misstatement. The Company did not design and maintain adequate formal internal controls over significant accounts and disclosures to achieve complete, accurate and timely financial accounting, reporting and disclosures, including controls related to segregation of duties and the preparation and review of journal entries.
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
The material weaknesses described above resulted in an error in the balance sheet classification of redeemable noncontrolling interests which resulted in an adjustment to the Predecessor's balance sheet as of December 31, 2025 and the restatement of the Predecessor's consolidated financial statements for the years ended December 31, 2024 and 2023. Additionally, each of the material weaknesses described above could result in misstatements of our account balances and disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
Plan to Remediate the Material Weaknesses. During the quarter ended September 30, 2026, in partnership with an external advisor, we have continued to evaluate and document the design and operating effectiveness of our internal controls and progress with the remediation of deficiencies, including the implementation and expected implementation of new control procedures. This implementation includes training and awareness of control operation and documentation requirements for employees.
While we believe these efforts will improve our internal controls and address the underlying causes of the material weaknesses, the material weaknesses will not be considered remediated until the newly designed and enhanced controls have operated for a sufficient period of time and management has concluded, through testing, that the controls are appropriately designed and operating effectively.
Changes in Internal Control Over Financial Reporting. As noted in the Plan to Remediate the Material Weaknesses section above, there have been changes in the Company's internal control over financial reporting that occurred during
2026 3Q Madison Air 18

the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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
Unregistered Sales of Equity and Use of Proceeds
During the quarter ended September 30, 2026, the Company sold an aggregate of 90,108,130 shares of its Class A common stock in the Private Placement. The information required by this Item was previously reported on the Company's Current Report on Form 8-K filed with the SEC on August 25, 2026.
Other Information
Insider Trading Arrangements. During the three months ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K).
2026 3Q Madison Air 19

Financial Statements (Unaudited)
Madison Air Solutions Corporation
Condensed Consolidated Balance Sheets (Unaudited)

(in millions, except share and per share data)	September 30, 2026	December 31, 2025
Assets
Cash and cash equivalents	$2,645.2	$208.4
Accounts receivable, net	690.5	475.4
Inventories (Note 7)	483.4	408.4
Prepaid expenses and other current assets	64.5	43.8
Total current assets	3,883.6	1,136.0
Property, plant and equipment, net (Note 8)	363.2	371.7
Goodwill (Note 6)	3,314.1	3,318.5
Other intangible assets, net (Note 6)	3,105.7	3,231.8
Other long-term assets	183.1	119.1
Total assets	10,849.7	8,177.1
Liabilities and Equity (Deficit)
Accounts payable	381.9	260.1
Customer deposits and deferred revenue	148.9	128.3
Accrued expenses and other current liabilities (Note 10)	369.3	265.2
Current maturities of long-term debt (Note 11)	2.3	27.8
Total current liabilities	902.4	681.4
Long-term debt (Note 11)	3,054.7	5,622.6
Deferred income taxes (Note 9)	704.7	651.1
Other long-term liabilities	217.9	257.0
Total liabilities	4,879.7	7,212.1
Commitments and contingencies (Note 21)
Redeemable noncontrolling interests	0.9	882.9
Shareholders' equity (deficit)
Class A common stock, $0.0000001 par value 2,000,000,000 shares authorized, 267,671,615 issued and outstanding at September 30, 2026 and 0 issued and outstanding at December 31, 2025	0.0	—
Class B common stock, $0.0000001 par value, 500,000,000 shares authorized, 324,379,859 issued and outstanding at September 30, 2026 and 320,676,155 issued and outstanding at December 31, 2025	0.0	0.0
Additional paid-in capital	5,797.1	—
Retained earnings (accumulated deficit)	203.9	(6.3)
Accumulated other comprehensive income (loss)	(31.9)	(30.7)
Total shareholders' equity (deficit)	5,969.1	(37.0)
Noncontrolling interests	—	119.1
Total equity	5,969.1	82.1
Total liabilities and equity	$10,849.7	$8,177.1
The accompanying notes are an integral part of these condensed consolidated financial statements.
2026 3Q Madison Air 20

Madison Air Solutions Corporation
Condensed Consolidated Statements of Income (Loss) (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in millions, except share and per share data)	2026	2025	2026	2025
Net sales	$1,126.7	$898.4	$3,041.7	$2,408.4
Cost of goods sold(1)	704.0	539.6	1,879.6	1,472.8
Selling, general and administrative expenses(2)	149.2	135.0	452.8	382.9
Intangible amortization	39.9	40.8	121.5	100.7
Restructuring expenses	1.8	0.8	4.7	3.5
Other operating (income) expense	16.9	0.8	21.5	12.5
Operating income	214.9	181.4	561.6	436.0
Interest and financing expenses, net	36.9	100.1	212.4	255.0
Other (income) expense, net	50.4	(3.1)	50.2	(12.6)
Income (loss) from continuing operations before income taxes	127.6	84.4	299.0	193.6
Income tax expense (benefit)	20.2	25.4	78.1	58.6
Income (loss) from continuing operations	107.4	59.0	220.9	135.0
Income (loss) from discontinued operations, net of taxes	—	(2.2)	—	(1.2)
Net income (loss)	107.4	56.8	220.9	133.8
Less: Net income attributable to noncontrolling interests	—	12.0	10.7	29.0
Net income (loss) attributable to the Company	$107.4	$44.8	$210.2	$104.8
Earnings (loss) per share from continuing operations
Basic earnings (loss) per share	$0.20	$0.15	$0.48	$0.33
Diluted earnings (loss) per share	0.20	0.15	0.48	0.33
Earnings (loss) per share from discontinued operations
Basic earnings (loss) per share	—	—	—	—
Diluted earnings (loss) per share	—	—	—	—
Net Income (loss) per share
Basic earnings (loss) per share	0.20	0.15	0.48	0.33
Diluted earnings (loss) per share	0.20	0.15	0.48	0.33
(1)Exclusive of intangible amortization shown separately
(2)Inclusive of equity appreciation rights expense of $11.3 and $5.3 for the three months ended September 30, 2026 and 2025, respectively, and $38.0 and $32.6 for the nine months ended September 30, 2026 and 2025, respectively.
The accompanying notes are an integral part of these condensed consolidated financial statements.
2026 3Q Madison Air 21

Madison Air Solutions Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2026	2025	2026	2025
Net income (loss)	$107.4	$56.8	$220.9	$133.8
Other comprehensive income (loss)
Foreign currency translation adjustment	(1.2)	(6.9)	(11.0)	13.1
Actuarial gain (loss) on pension plans (net of tax of $0.5 and $(0.1)for the three months ended September 30, 2026 and 2025, respectively and $0.5 and $0.1 for the nine months ended September 30, 2026 and 2025, respectively)	(2.0)	0.1	(1.9)	(0.4)
Gain (loss) on hedging instruments (net of tax of $(1.4) and $0.4 for the three months ended September 30, 2026 and 2025, respectively, and $(3.7) and $1.5 for the nine months ended September 30, 2026 and 2025, respectively)	5.2	(1.4)	14.3	(5.3)
Gain (loss) on available-for-sale marketable securities (net of tax of $0.2 for the nine months ended September 30, 2025)	—	—	—	(0.6)
Total other comprehensive income (loss)	2.0	(8.2)	1.4	6.8
Comprehensive income (loss)	109.4	48.6	222.3	140.6
Less: Comprehensive income (loss) attributable to noncontrolling interest	—	10.6	10.5	30.4
Comprehensive income (loss) attributable to the Company	$109.4	$38.0	$211.8	$110.2
The accompanying notes are an integral part of these condensed consolidated financial statements.
2026 3Q Madison Air 22

Madison Air Solutions Corporation
Condensed Consolidated Statements of Shareholders' Equity (Deficit) and Noncontrolling Interests (Unaudited)

(in millions, except share data)	Class A Common Stock Shares	Class A Common Stock Amount	Class B Common Stock Shares	Class B Common Stock Amount	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity (Deficit)	Noncontrolling Interest	Total Equity (Deficit)	Redeemable Noncontrolling Interest
Balance at June 30, 2026	177,288,058	$0.0	324,379,859	$0.0	$3,587.1	$96.5	$(33.9)	$3,649.7	$—	$3,649.7	$0.9
Distributions	—	—	—	—	13.1	—	—	13.1	—	13.1	—
Net Income (loss)	—	—	—	—	—	107.4	—	107.4	—	107.4	—
Other comprehensive income (loss)	—	—	—	—	—	—	2.0	2.0	—	2.0	—
Issuance of Class A common stock in initial public offering	—	—	—	—	(0.3)	—	—	(0.3)	—	(0.3)	—
Issuance of common stock in private placements	90,108,130	0.0	—	—	2,217.4	—	—	2,217.4	—	2,217.4	—
Tax attribution to Holdings from reorganization transaction	—	—	—	—	(28.6)	—	—	(28.6)	—	(28.6)	—
Equity Appreciation Rights expense	—	—	—	—	11.3	—	—	11.3	—	11.3	—
Issuance of Class A common stock upon vesting of EAR units	275,427	0.0	—	—	—	—	—	—	—	—	—
Net share settlement of EAR awards	—	—	—	—	(2.9)	—	—	(2.9)	—	(2.9)	—
Balance at September 30, 2026	267,671,615	0.0	324,379,859	0.0	5,797.1	203.9	(31.9)	5,969.1	—	5,969.1	0.9
2026 3Q Madison Air 23

(in millions, except share data)	Class A Common Stock Shares	Class A Common Stock Amount	Class B Common Stock Shares	Class B Common Stock Amount	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity (Deficit)	Noncontrolling Interest	Total Equity (Deficit)	Redeemable Noncontrolling Interest
Balance at December 31, 2025	—	$—	320,676,155	$0.0	$—	$(6.3)	$(30.7)	$(37.0)	$119.1	$82.1	$882.9
Distributions	—	—	—	—	44.1	—	—	44.1	—	44.1	—
Net Income (loss)	—	—	—	—	—	210.2	—	210.2	5.8	216.0	4.9
Other comprehensive income (loss)	—	—	—	—	—	—	1.6	1.6	0.4	2.0	(0.6)
Increased value of redeemable noncontrolling interests	—	—	—	—	(1.5)	—	—	(1.5)	—	(1.5)	1.5
Issuance of Class A common stock in initial public offering	95,096,154	0.0	—	—	2,475.0	—	—	2,475.0	—	2,475.0	—
Issuance of common stock in private placements	90,108,130	0.0	3,703,704	0.0	2,317.4	—	—	2,317.4	—	2,317.4	—
Remeasurement and exchange of noncontrolling interests for Class A common stock	81,791,959	0.0	—	—	1,028.0	—	(2.8)	1,025.2	(137.4)	887.8	(887.8)
Tax attribution to Holdings from reorganization transaction	—	—	—	—	(69.7)	—	—	(69.7)	—	(69.7)	—
Equity Appreciation Rights expense	—	—	—	—	22.6	—	—	22.6	12.1	34.7	—
Issuance of Class A common stock upon vesting of EAR units	675,372	0.0	—	—	—	—	—	—	—	—	—
Net share settlement of EAR awards	—	—	—	—	(18.8)	—	—	(18.8)	—	(18.8)	—
Balance at September 30, 2026	267,671,615	0.0	324,379,859	0.0	5,797.1	203.9	(31.9)	5,969.1	—	5,969.1	0.9
2026 3Q Madison Air 24

(in millions, except share data)	Common Stock Shares	Common Stock Amount	Class B Common Stock Shares	Class B Common Stock Amount	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity (Deficit)	Noncontrolling Interest	Total Equity (Deficit)	Redeemable Noncontrolling Interest
Balance at June 30, 2025	—	$—	320,676,155	$0.0	$143.6	$42.6	$(28.5)	$157.7	$(21.7)	$136.0	$666.9
Contributions	—	—	—	—	—	—	—	—	—	—	—
Distributions	—	—	—	—	1.1	—	—	1.1	—	1.1	—
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	—	0.7
Redemptions of noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—
Net Income (loss)	—	—	—	—	—	44.8	—	44.8	6.7	51.5	5.3
Other comprehensive income (loss)	—	—	—	—	—	—	(6.8)	(6.8)	(0.8)	(7.6)	(0.6)
Equity value attributable to noncontrolling interests in business acquisition	—	—	—	—	—	—	—	—	—	—	—
Balance at September 30, 2025	—	$—	320,676,155	$0.0	$144.7	$87.4	$(35.3)	$196.8	$(15.8)	$181.0	$672.3

(in millions, except share data)	Common Stock Shares	Common Stock Amount	Class B Common Stock Shares	Class B Common Stock Amount	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity (Deficit)	Noncontrolling Interest	Total Equity (Deficit)	Redeemable Noncontrolling Interest
Balance at December 31, 2024	—	$—	320,676,155	$0.0	$—	$(17.4)	$(40.7)	$(58.1)	$(34.4)	$(92.5)	$437.2
Contributions	—	—	—	—	157.5	—	—	157.5	—	157.5	—
Distributions	—	—	—	—	(12.8)	—	—	(12.8)	—	(12.8)	—
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	—	6.2
Redemptions of noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(0.2)
Net Income (loss)	—	—	—	—	—	104.8	—	104.8	17.4	122.2	11.6
Other comprehensive income (loss)	—	—	—	—	—	—	5.4	5.4	1.2	6.6	0.2
Equity value attributable to noncontrolling interests in business acquisition	—	—	—	—	—	—	—	—	—	—	217.3
Balance at September 30, 2025	—	$—	320,676,155	$0.0	$144.7	$87.4	$(35.3)	$196.8	$(15.8)	$181.0	$672.3
The accompanying notes are an integral part of these condensed consolidated financial statements.
2026 3Q Madison Air 25

Madison Air Solutions Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended September 30,
(in millions)	2026	2025
Net Income (loss)	$220.9	$133.8
(Income) loss from discontinued operations, net of taxes	—	1.2
Adjustments to reconcile net income to net cash flows from operating activities
Depreciation and amortization	160.3	135.7
Deferred income taxes	(18.5)	1.9
Equity appreciation rights	36.6	27.3
Non-cash interest expense	11.0	12.9
Purchase accounting inventory adjustment	—	12.8
(Gain) loss on extinguishment of debt	27.7	—
(Gain) loss on settlement of pension obligation	(2.5)	—
Other (gains) losses, net	0.2	(6.7)
Other	1.9	0.2
Changes to assets and liabilities, net of acquisitions and divestitures
Accounts receivable	(217.9)	(45.0)
Inventories	(76.6)	(52.2)
Accounts payable and accrued expenses	176.7	84.5
Customer deposits and deferred revenue	20.6	35.2
Other assets and liabilities, net	(12.0)	(8.9)
Net cash flows provided by operating activities - continuing operations	328.4	332.7
Net cash flow provided by (used in) operating activities - discontinued operations	—	0.6
Net cash flows provided by (used in) operating activities	328.4	333.3
Purchase of property, plant and equipment	(30.6)	(22.8)
Proceeds from disposal of property, plant and equipment	0.2	2.5
Purchase of available-for-sale marketable securities	—	(39.3)
Capitalized software development costs	(0.6)	—
Proceeds from the sale of available-for-sale marketable securities	—	119.8
Issuance of related party loan	—	(95.0)
Acquisitions of businesses, net of cash acquired	—	(2,300.9)
Net cash flows provided by (used in) investing activities - continuing operations	(31.0)	(2,335.7)
Net cash flows provided by (used in) investing activities - discontinued operations	—	4.9
Net cash flows provided by (used in) investing activities	(31.0)	(2,330.8)
Proceeds from the issuance of common stock	4,917.6	—
Payment of underwriting fees and offering costs	(124.5)	—
Contributions	—	157.5
Debt principal payments	(2,632.7)	(17.6)
Proceeds from issuance of debt	—	1,732.5
Proceeds from related party loan	—	95.0
Distributions to Holdings	44.1	(12.8)
Distributions to and redemptions of noncontrolling interests	—	(0.2)
Contributions from noncontrolling interests	—	6.2
Payments of financing fees	(4.9)	(9.6)
Taxes paid related to net share settlement of equity awards	(56.4)	—
Payment of deferred consideration	(1.4)	—
Payments on financing leases	(1.9)	(1.7)
Net cash flows provided by (used in) financing activities	2,139.9	1,949.3
Effects of exchange rate changes on cash	(0.5)	(0.8)
Net change in cash and cash equivalents	2,436.8	(49.0)
Cash and cash equivalents at the beginning of the period	208.4	339.9
Cash and cash equivalents at the end of period	$2,645.2	$290.9
Supplemental cash flow disclosures:
Cash paid for interest	$192.4	$133.1
Supplemental disclosures of non-cash operating, investing, and financing activities:
Exchange of noncontrolling interests for Class A common stock	$2,208.4	$—
Tax attribution to Holdings from reorganization transaction (Note 9)	69.7	—
Acquisition of Research Products - rollover equity (Note 5)	—	217.3
The accompanying notes are an integral part of these condensed consolidated financial statements.
2026 3Q Madison Air 26

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
Initial Public Offering. On April 17, 2026, the Company completed its IPO of 95,096,154 shares of Class A common stock, which includes shares issued after the underwriters fully exercised their option, at an offering price of $27.00 per share. In addition, the Company issued 3,703,704 shares of Class B common stock under a concurrent private placement at a price of $27.00 per share. The Company received net proceeds from the IPO and a concurrent private placement of $2,584.2 after deducting underwriting discounts and commissions (excluding offering related expenses). Prior to the IPO, deferred offering costs, which consisted of direct incremental legal, accounting, and other fees relating to the IPO, were capitalized in prepaids and other current assets in the condensed consolidated balance sheets. Upon consummation of the IPO, $8.8 of deferred offering costs, net of reimbursements received from the underwriters, were reclassified into shareholders' equity as an offset against the IPO proceeds.
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
Prospective Acquisition. On August 15, 2026, the Company together with its wholly owned subsidiary, Madison Air Solutions Germany GmbH, a limited liability company organized under the laws of Germany (the "Purchaser"), entered into a Sale and Purchase Agreement (the "SPA") with Sturm Beteiligungs-GmbH & Co. KG ("Sturm KG"), Ziehl Beteiligungen GmbH & Co. KG ("Ziehl KG") and Philippiak Holding GmbH ("Philippiak GmbH" and, together with Sturm KG and Ziehl KG, the "Sellers"), pursuant to which, among other things, the Purchaser will acquire from the Sellers all of the issued and outstanding shares and limited partnership interests (collectively, the "Acquired Interests" and such acquisition, the “ ebm-papst Acquisition”) in ebm-papst Mulfingen GmbH & Co. KGaA & Co. KG, ebm-papst Mulfingen GmbH & Co. KGaA, ebm-papst Finanzierungsgesellschaft mbH and ebm-papst Verwaltungs GmbH (collectively, "ebm-papst"). The Company will serve as the Purchaser's Guarantor under the SPA. Upon completion, the acquisition is expected to nearly double the Company's total addressable market. The transaction remains subject to customary closing conditions, including regulatory approvals, and is expected to close soon after the end of the year. The acquisition has not been reflected in the accompanying condensed consolidated financial statements.
Private Placement. On August 25, 2026, the Company entered into Securities Purchase Agreements pursuant to which the Company sold, in a private placement, an aggregate of 90,108,130 shares of the Company's Class A common stock at an offering price of $24.97 per share (the "Private Placement"). The Private Placement closed on September 1, 2026 for non-affiliate Institutional Investors and September 22, 2026 for affiliated investors. The Company received proceeds of
2026 3Q Madison Air 27

$2,250.0 which is recorded as an increase in common stock at par with the remaining balance increasing additional paid-in capital. Offering costs, which consisted of placement fees and direct incremental legal fees relating to the Private Placement were $32.6 which are recorded as a reduction in additional paid-in capital.
As part of the Private Placement, Larry Gies, Chairman of the Board, purchased 12,014,417 of Class A common stock and an entity affiliated with Mr. Gies, purchased 12,815,378 of Class A common stock. These purchases were made on the same terms and conditions as those applicable to other investors participating in the Private Placement.
In connection with the Private Placement, the Company entered into a Registration Rights Agreement with the Institutional Investors pursuant to which the Company has agreed to file a registration statement covering the resale of shares issued to the Institutional Investors in the Private Placement. The Company may incur additional costs with satisfying its obligations under the Registration Rights Agreement. Such costs will be recorded as a reduction in additional paid-in capital in the period incurred.
As of September 30, 2026, Mr. Gies and entities affiliated with Mr. Gies hold approximately 59.0% of the economic interests in the Company and controlled approximately 93.1% of the voting power of the Company's outstanding common stock.
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
The Organizational Transactions resulted in a new corporate and capital structure and a change in the reporting entity, which was accounted for as a transfer of entities under common control. Accordingly, the condensed consolidated financial statements for all periods reflect the financial position, results of operations, and cash flows of the Predecessor as if it had been a wholly-owned subsidiary of the Company for all periods presented.
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
Further, prior period financial statements have been recast to reflect the Company's current equity structure resulting from the Organizational Transactions. These reclassification and equity recasts have been made to conform to the current period presentation.
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
2026 3Q Madison Air 28

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
Substantially all sales are made on credit to customers located throughout the world. Accounts receivable are stated at original invoice amounts less an estimate made for credit losses, returns, discounts, rebates and other customer allowances. Accounts receivable acquired as part of a business combination are recorded at fair value. As of September 30, 2026 and December 31, 2025 accounts receivable, net included $654.5 and $470.1 of net trade receivables due from customers. The Company determines an allowance for credit losses for the current expected credit losses inherent over the expected life. The allowance for credit losses is a valuation account deducted from the amortized cost basis to present the net carrying value at the amount expected to be collected. Each period, the allowance for credit losses is adjusted through earnings to reflect expected credit losses over the remaining lives of the assets. The Company estimates expected credit losses based on historical experience, current and projected economic conditions, and reasonable and supportable forecasts that affect the collectability. The allowance for credit losses was $5.5 and $3.8 as of September 30, 2026 and December 31, 2025, respectively.
For the three and nine months ended September 30, 2026 the Company had one customer account for approximately 13.9% and 12.8% of our net sales, respectively. The same customer accounted for approximately 15.0% of our accounts receivable balance as of September 30, 2026.
Customer sales disaggregated by the timing of transfer are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Products transferred at a point in time	$1,084.2	$870.1	$2,948.3	$2,322.3
Products transferred over time	42.5	28.3	93.4	86.1
Net Sales	$1,126.7	$898.4	$3,041.7	$2,408.4
The transaction prices for long-term contracts are primarily fixed; however, transaction prices may include variable consideration which includes, for example increases or decreases to the transaction price for change orders. Change orders which modify the scope of terms of an original contract are included in the transaction price once approved, the recovery amount is probable and the amount can be reliably estimated. As of September 30, 2026, the aggregate amount of the transaction prices allocated to the remaining performance obligations was $25.6, and the Company will recognize this revenue when equipment is delivered or installation service is completed, which is expected to occur over the next 12 to 36 months. Future contract modifications could affect the timing and the amount of the remaining performance obligations. The aggregate transaction price allocated to unsatisfied (or partially unsatisfied) performance obligations excludes the value of remaining performance obligations for service contracts with an original expected duration of one year or less and contracts that are cancellable without penalty consistent with the transaction price.
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
Total contract assets and liabilities consisted of the following:

	September 30, 2026	December 31, 2025
Contract assets, current (included in accounts receivable, net)	$37.2	$43.3
Total contract assets	37.2	43.3
Contract liabilities, current (included in customer deposits and deferred revenue)	(140.3)	(128.3)
Contract liabilities, long-term (included in other long-term liabilities)	(11.2)	(13.3)
Total contract liabilities	(151.5)	(141.6)
Net contract assets (liabilities)	$(114.3)	$(98.3)
2026 3Q Madison Air 29

The Company recognized revenue of $25.7 and $91.1 for the three and nine months ended September 30, 2026, respectively, from contract liability balances at December 31, 2025. The Company expects a majority of its contract liabilities at the end of the period to be recognized as revenue over the next 12 months.
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
The following table presents information about certain financial assets that are required to be measured at fair value on a recurring basis as of September 30, 2026:

	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$2,645.2	$2,645.2	$—	$—
Interest rate swaps and collars	42.4	—	42.4	—
Foreign currency derivatives	(79.0)	—	(79.0)	—
Total	$2,608.6	$2,645.2	$(36.6)	$—
As of September 30, 2026, interest rates swaps and collar and foreign currency derivatives include instruments related to the prospective ebm-papst Acquisition. Refer to Note 12, Derivative Instruments for additional information.
The following table presents information about certain financial assets that are required to be measured at fair value on a recurring basis as of December 31, 2025:

	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$208.4	$208.4	$—	$—
Marketable securities	—	—	—	—
Interest rate swaps and collars	(4.4)	—	(4.4)	—
Foreign currency derivatives	2.2	—	2.2	—
Total	$206.2	$208.4	$(2.2)	$—
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
The AprilAire Acquisition includes a deferred consideration arrangement that requires additional consideration of $90.0 to be paid by the Company to the sellers of AprilAire of which $5.7 represents a liability assumed at acquisition. The present value of deferred consideration at acquisition was $74.2. Amounts are payable 2 years after the acquisition date. As of September 30, 2026 the liability was $87.0 and is recorded in accrued expenses and other current liabilities. As of December 31, 2025, the liability was $77.2 and is recorded in other long-term liabilities.
For the nine months ended September 30, 2025, pro forma net sales and income from continuing operations were $2,587.2 and $111.7, respectively. Pro Forma results give effect to the AprilAire Acquisition, together with adjustments directly attributable to the transaction, including acquisition financing and other transaction related adjustments, as if such transaction had occurred on January 1, 2024.
There were no acquisitions during the three and nine months ended September 30, 2026.
2026 3Q Madison Air 30

Note 6. Goodwill and Other Intangible Assets
The change in the carrying amount of goodwill for the nine months ended September 30, 2026 was as follows:

	Commercial	Residential	Total
Balance at December 31, 2025	$2,242.0	$1,076.5	$3,318.5
Foreign currency translation	(4.4)	—	(4.4)
Balance at September 30, 2026	$2,237.6	$1,076.5	$3,314.1
The following tables provide the gross carrying amounts and accumulated amortization for other intangible assets subject to amortization at September 30, 2026 and December 31, 2025:

	Trademarks	Customer Relationships	Technology	Patents	Backlog and Other	Total
Gross carrying amount	$1,297.8	$2,069.6	$365.9	$16.0	$97.1	$3,846.4
Accumulated amortization	—	(465.0)	(167.9)	(13.5)	(94.3)	(740.7)
Balance at September 30, 2026	$1,297.8	$1,604.6	$198.0	$2.5	$2.8	$3,105.7

	Trademarks	Customer Relationships	Technology	Patents	Backlog and Other	Total
Gross carrying amount	$1,300.7	$2,072.8	$365.8	$16.0	$97.5	$3,852.8
Accumulated amortization	—	(376.2)	(138.6)	(12.3)	(93.9)	(621.0)
Balance at December 31, 2025	$1,300.7	$1,696.6	$227.2	$3.7	$3.6	$3,231.8
Intangible asset amortization expense was $39.9 and $40.8 for the three months ended September 30, 2026 and 2025, respectively, and $121.5 and $100.7 for the nine months ended September 30, 2026 and 2025, respectively.
Note 7. Inventories
Inventories consisted of the following:

	September 30, 2026	December 31, 2025
Raw materials	$295.1	$215.5
Work in process	47.1	33.1
Finished goods	141.2	159.8
Inventories	$483.4	$408.4
Inventories are stated at the lower of cost or net realizable value with cost generally determined on the first in, first out (“FIFO”) method or at fair value when part of a business acquisition. Management determines the allowance for excess and obsolete inventory by evaluating inventory levels and customer demand. Reserve balances, primarily related to obsolete and slow-moving inventories were $35.7 and $33.0 at September 30, 2026 and December 31, 2025, respectively.
Note 8. Property, Plant and Equipment
Property, plant and equipment consisted of the following:

	September 30, 2026	December 31, 2025
Land	$26.4	$26.2
Buildings and improvements	177.6	176.0
Machinery and equipment	343.4	319.8
Right-of-use assets - finance leases	11.0	9.9
Construction in progress	25.7	29.4
Total property, plant and equipment	584.1	561.3
Less: Accumulated depreciation	(220.9)	(189.6)
Property, plant and equipment, net	$363.2	$371.7
Depreciation expenses totaled $12.6 and $12.3 for the three months ended September 30, 2026 and 2025, respectively, and $38.6 and $34.9 for the nine months ended September 30, 2026 and 2025, respectively.
Note 9. Income Taxes
On April 15, 2026, the Predecessor completed its spin-off from Madison Industries as part of the Organizational Transactions. Prior to the spin, the Predecessor was included in the consolidated federal income tax returns of Madison
2026 3Q Madison Air 31

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
During the third quarter 2026, MIH divested a group of subsidiaries and as a result, the Predecessor remeasured certain tax attributes and recorded a $28.6 reduction to deferred tax assets related to disallowed interest expense carryforwards. Because this adjustment arose from the allocation of tax attributes with owners, the impact was recorded as an adjustment to additional paid-in capital within shareholders' equity, rather than through income tax expense.

The Company's effective income tax rate was 15.8% and 30.1% for the three months ended September 30, 2026 and 2025, respectively, and 26.1% and 30.3%, for the nine months ended September 30, 2026 and 2025, respectively. The decrease in the effective tax rate for the three months ended September 30, 2026 was driven by release of state valuation allowances recorded discretely in the third quarter of 2026. The decrease in the effective tax rate for the nine months ended September 30, 2026 is driven by the release of the state valuation allowances recorded in the third quarter of 2026, partially offset by write-offs for disallowed executive compensation that were recorded in the second quarter of 2026.
As of September 30, 2026, tax years 2021 and later remain open to audit for the U.S. federal jurisdiction and tax years 2019 and later remain open to audit in U.S. state jurisdictions. Tax years 2018 and later remain open to audit in foreign locations.
The Organization for Economic Co-operation and Development (“OECD”) issued Pillar Two model rules for a global minimum tax of 15% effective January 1, 2024. While the United States has not adopted Pillar Two, other countries in which the Company operates have enacted such legislation or are considering implementation. Given our limited operations in low-tax jurisdictions, Pillar Two has not materially increased our global tax costs. On January 5, 2026, the OECD released a comprehensive package for a “side-by-side arrangement” with respect to Pillar Two. Notably, once adopted, this new guidance will prevent other countries from imposing tax on the U.S. profits of American companies. We will continue to monitor U.S. and international legislative developments, including further announcements on the side-by-side package, to assess any potential impacts on our operations. During the nine months ended September 30, 2026, we have not accrued any tax expenses in connection with the incorporation of the Pillar Two model rules.
Note 10. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	September 30, 2026	December 31, 2025
Seller earnout and deferred acquisition consideration	$87.0	$2.6
Personnel and restructuring costs	81.3	114.1
Commercial costs	19.5	18.9
Warranty costs	25.4	24.5
Accrued interest	27.7	46.4
Right-of-use liabilities	24.9	19.9
Insurance and professional fees	29.3	19.5
Income tax payable	0.8	5.4
Other	73.4	13.9
Total	$369.3	$265.2
During the quarter ended June 30, 2026, the Company reclassified $84.7 of seller earnouts related to the AprilAire Acquisition from other long-term liabilities to accrued expenses and other current liabilities as the amounts will become due within the next 12 months.
During the quarter ended September 30, 2026, the Company entered into derivative instruments in connection with the proposed acquisition of ebm-papst. As of September 30, 2026, the current portion of derivative liabilities related to the ebm-papst Acquisition was $46.2 and is included in Other in the table above. Refer to Note 12. Derivative Financial Instruments for additional information.
2026 3Q Madison Air 32

Note 11. Debt
Long-term debt consisted of the following:

	September 30, 2026	December 31, 2025
Term notes	$1,345.6	$3,977.7
Senior notes	1,035.0	1,035.0
Senior secured notes	700.0	700.0
Equipment loans and financing leases	6.1	5.7
Mortgage payable	—	0.6
Discounts and financing fees, net	(29.7)	(68.6)
Total debt	3,057.0	5,650.4
Less: Current maturities	(2.3)	(27.8)
Long-term debt, net of current maturities	$3,054.7	$5,622.6
Term Notes and Revolving Credit Facility. In March 2026, the Company's subsidiary Madison IAQ LLC entered into the Sixth Amendment to the Credit Agreement (the "Sixth Amendment") which effectiveness was subject to prepayment of the Initial Term Loan and other customary conditions precedent. The Sixth Amendment became effective on May 15, 2026. The Company prepaid $2,425.7 of principal outstanding under the Initial Term Loan and recognized a loss on debt extinguishment of $26.2, representing the write-off of unamortized discounts and financing fees. The loss is included in interest and financing expenses, in the condensed consolidated statements of income (loss). The Sixth Amendment also increased the capacity under the revolving credit facility to $1,300.0. The Company capitalized $4.9 of lender fees and third-party costs associated with the Sixth Amendment, which are included in prepaid and other current assets and other long-term assets in the condensed consolidated balance sheets. Total deferred costs associated with the revolving credit facility, as of the effective date of the Sixth Amendment was $5.7 which is amortized on a straight-line basis through March 28, 2028.
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
In August 2026, the Company's subsidiary Madison IAQ LLC entered into the Eighth Amendment to its Credit Agreement (the "Eighth Amendment"), which became effective August 25, 2026. The Eighth Amendment increased the aggregate capacity under the revolving credit facility to $1,365.0.
Borrowings under the Credit Agreement bear variable interest rates. The weighted average interest rate for borrowing outstanding under the term loans was 5.5% and 6.7% at September 30, 2026 and December 31, 2025, respectively, before giving effect to the benefit of interest rate hedges. During the nine months ended September 30, 2026 and 2025, no amounts were borrowed or repaid on the revolving credit facility. The Credit Agreement includes a fee on unused revolving commitments equal to 25 basis points of the unused commitments. Following the quarter ended September 30, 2026, the fee may be reduced by 5 basis points based on the First Lien Net Leverage Ratio.
Senior Notes. The Company has $1,035.0 in Senior Notes payable as of September 30, 2026 and December 31, 2025. The Senior Notes accrue interest at 5.9% per annum and are due in June 2029.
Senior Secured Notes. The Company has $700.0 in Senior Secured Notes payable as of September 30, 2026 and December 31, 2025. The Senior Secured Notes accrue interest at 4.1% per annum and are due in June 2028.
Debt Covenants. Certain indebtedness contains a financial covenant and non-financial covenants. The financial covenant is only operative if the Company had outstanding amounts drawn on the Revolving Credit Facility above a certain threshold. Borrowings under the Revolving Credit Facility, Term Loan, and Senior Secured Notes are collateralized by a majority of the Company’s assets. The Company was in compliance with the covenants as of September 30, 2026.
Interest expense on long-term debt was $49.1 and $97.5 for the three months ended September 30, 2026 and 2025, respectively, and $188.6 and $247.2 for the nine months ended September 30, 2026 and 2025, respectively. Amortization of discounts and finance fees was $2.8 and $4.9 for the three months ended September 30, 2026 and 2025, respectively, and $11.0 and $12.0 for the nine months ended September 30, 2026 and 2025, respectively. Interest income was $10.1 and $4.2 for the three months ended September 30, 2026 and 2025, respectively, and $15.3 and $12.9 for the nine months ended September 30, 2026 and 2025, respectively, and is included within interest and financing expenses, net in the condensed consolidated statements of income (loss).
2026 3Q Madison Air 33

The Company had letters of credit outstanding of $13.8 for both September 30, 2026 and December 31, 2025, respectively, of which $6.8 reduced our borrowing capacity at September 30, 2026 and December 31, 2025, respectively.
The fair value of debt as of September 30, 2026 was $3,087.0. The carrying value of the Company's debt approximates the fair value as of December 31, 2025.
Following the execution of the Sixth Amendment, the Company's Term Loans under the Credit Agreement are due at maturity and are no longer subject to scheduled principal amortization.
Note 12. Derivative Financial Instruments
The Company enters into commodity futures, foreign currency forwards, swaps, collars, and options, and interest rate swaps and collars. Commodity futures are intended and are effective as hedges of market price risk associated with the anticipated purchase of certain raw materials (primarily steel). Foreign currency forwards, swaps, collars and options are intended and are effective as hedges of the Company’s exposure to the variability of cash flows, primarily related to foreign exchange rate changes of products manufactured in countries abroad and sold in the United States and the purchase of ebm-papst. Interest rate swaps are intended and are effective as hedges of market changes in interest rates associated with floating rate debt.
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
In connection with the prepayment of the Company’s Initial Term Loan (see Note 11), the Company terminated interest rate swaps and collars with an aggregate notional amount of $1,350. The Company recognized a gain of $0.3 at termination date, representing the reclassification of previously deferred gains in accumulated other comprehensive income into earnings, within interest expense.
The Company entered into foreign currency forwards and collar contracts, interest rate swaps and cross currency swaps related to its prospective acquisition of ebm-papst. The notional value of the foreign currency forwards and collar contracts was $2,382.4, the notional amount of interest rate swaps was $861.1, and the notional value of cross currency swaps was $861.1 as of September 30, 2026. Hedge accounting was not applied to these instruments, and therefore all changes in fair value were recorded in other (income) expense, net in the condensed consolidated statements of income (loss). As of September 30, 2026, $46.2 was recorded in accrued expenses and other current liabilities for foreign currency forwards and collar contracts. As of September 30, 2026, $2.4 was recorded in other current assets and $24.7 was recorded in other long-term assets for interest rate swaps. As of September 30, 2026, $2.0 was recorded in other current assets and $35.1 was recorded in other long-term liabilities for cross currency swaps. The foreign currency forward and collar contracts will mature or be terminated at the close of the acquisition. The interest rate swaps and cross currency swaps will be used as a hedge for our interest rate and currency risk exposure following the ebm-papst Acquisition. For the three and nine months ended September 30, 2026 the Company recorded a loss of $52.2 related to these foreign currency forwards and collar contracts, interest rate swaps and cross currency swaps.
As of the periods presented, all remaining derivative instruments are accounted for using hedge accounting.
As of September 30, 2026 and December 31, 2025, respectively, derivatives classified as hedges consisted of the following:

	Notional Amount	Assets	Liabilities
Interest rate swaps and collars	$1,200.0	$15.3	$—
Foreign currency swaps and options	210.3	0.5	(0.2)
Balance at September 30, 2026	$1,410.3	$15.8	$(0.2)

	Notional Amount	Assets	Liabilities
Interest rate swaps and collars	$2,550.0	$0.3	$(4.7)
Foreign currency swaps and options	26.4	2.2	—
Balance at December 31, 2025	$2,576.4	$2.5	$(4.7)
All amounts reported in accumulated other comprehensive income (loss) for foreign currency swaps and options are expected to be reclassified to cost of goods sold during the next 12 months. Approximately $3.0 and $12.3 of this accumulated other comprehensive loss on interest rate swaps is expected to be reclassified into interest and financing expenses in 2027 and 2028, respectively. As of September 30, 2026, $0.7 was recorded in other current assets and $14.6 was recorded in other long-term assets for interest rate swaps and collars and $0.5 was recorded in other current assets and $0.2 was recorded in other long-term liabilities for foreign currency swaps and options. As of December 31, 2025,
2026 3Q Madison Air 34

$0.3 was recorded in other current assets and, $0.6 in accrued expenses and other current liabilities, $4.1 was recorded in other long-term liabilities for interest rate swaps and collars and $2.2 was recorded in other current assets for foreign currency swaps and options.
Amounts recorded to earnings for interest rate swaps and collars are included in interest and financing expenses, and amounts recorded to earnings for foreign currency swaps and options are included in cost of goods sold on the consolidated income statement.
The effects of derivative financial instruments classified as hedges on the Company’s condensed consolidated statements of income (loss) and comprehensive income for the periods ended September 30, 2026 consisted of the following:

	Three months ended		Nine months ended
	Gain (Loss) Recognized in OCI	Gain (Loss) Reclassified from Accumulated OCI to Earnings	Gain (Loss) Recognized in OCI	Gain (Loss) Reclassified from Accumulated OCI to Earnings
Interest rate swaps and collars	$10.4	$0.4	$21.3	$1.5
Foreign currency swaps and options	2.5	1.9	1.0	2.8
Total	$12.9	$2.3	$22.3	$4.3
The effects of derivative financial instruments on the Company’s condensed consolidated statements of income (loss) and comprehensive income for the periods ended September 30, 2025 consisted of the following:

	Three months ended		Nine months ended
	Gain (Loss) Recognized in OCI	Gain (Loss) Reclassified from Accumulated OCI to Earnings	Gain (Loss) Recognized in OCI	Gain (Loss) Reclassified from Accumulated OCI to Earnings
Interest rate swaps and collars	$—	$3.0	$(7.9)	$7.3
Foreign currency swaps and options	(0.6)	0.4	1.1	0.4
Total	$(0.6)	$3.4	$(6.8)	$7.7
Note 13. Leases
The Company leases manufacturing, warehouse and office facilities as well as manufacturing and office equipment under leases that expire at various dates through 2038. The facility leases generally provide that the Company is responsible for taxes, utilities, maintenance, and insurance.
The weighted-average remaining lease term for operating leases was 5.7 and 6.1 years and the weighted-average discount rate was 6.1% and 6.3% at September 30, 2026 and December 31, 2025, respectively. The weighted-average remaining lease term for finance leases was 3.0 and 3.1 years and the weighted-average discount rate was 5.3% and 5.4% at September 30, 2026 and December 31, 2025, respectively.
Supplemental balance sheet information related to leases is as follows:

Operating Leases	Financial Statement Line Item in the Condensed Consolidated Balance Sheets (Unaudited)	September 30, 2026	December 31, 2025
ROU assets, net	Other long-term assets	$126.7	$106.8
Current lease liabilities	Accrued expenses and other current liabilities	24.9	19.9
Long-term lease liabilities	Other long-term liabilities	110.7	92.2
Total operating lease liabilities		$135.6	$112.1

Finance Leases	Financial Statement Line Item in the Condensed Consolidated Balance Sheets (Unaudited)	September 30, 2026	December 31, 2025
ROU assets, net	Property, plant and equipment, net	$6.0	$5.6
Current lease liabilities	Current maturities of long-term debt	2.3	2.1
Long-term lease liabilities	Long-term debt	3.9	3.6
Total finance lease liabilities		$6.2	$5.7
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
2026 3Q Madison Air 35

The components of lease expense were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Operating lease expense	$8.8	$6.9	$25.6	$19.8
Finance lease expense			—
Depreciation of ROU assets	0.6	0.6	1.8	1.7
Interest on lease liabilities	—	—	0.2	0.1
Total lease expense	$9.4	$7.5	$27.6	$21.6
The following table presents supplemental cash flow information related to cash paid for amounts included in the measurement of lease liabilities:

	Nine months ended September 30,
	2026	2025
Operating cash flow from operating leases	$22.1	$19.6
ROU assets obtained in exchange for new operating lease liabilities	40.1	12.6
Operating cash flows from finance leases	0.2	0.2
Financing cash flows for finance leases	1.9	1.7
ROU assets obtained in exchange for new finance lease liabilities	2.5	2.7
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
Note 14. Employee Benefit Plans
Defined Contribution Plans. The Company sponsors U.S. and international defined contribution plans. Contributions to the plans were $4.9 and $4.7 for the three months ended September 30, 2026 and 2025, respectively, and $14.7 and $12.1 for the nine months ended September 30, 2026 and 2025, respectively.
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
In August 2026 the Company completed a group annuity contract covering a plan that represented a significant portion of its U.S. pension obligation. The Company transferred approximately $36.2 of outstanding pension projected benefit obligation along with plan assets of the same amount. As a result of the transaction, the Company recognized a pre-tax non-cash settlement gain of $2.5 for the quarter ended September 30, 2026 which is recorded in other (income) expense, net on the condensed consolidated statements of income (loss). This settlement gain reflects the accelerated recognition of unamortized actuarial gains previously recorded in accumulated other comprehensive income.
Discretionary contributions to the U.S. Plans and International Plans were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
U.S Plans	$—	$0.2	$0.3	$0.6
International Plans	0.1	0.1	0.3	0.3
Total	$0.1	$0.3	$0.6	$0.9
2026 3Q Madison Air 36

The components of net periodic pension expense (benefit) for the defined benefit pension plans are presented in the table below. Net periodic pension expense (benefit) is recorded in other (income) expense in the condensed consolidated statements of income(loss).

	U.S. Plans		International Plans
	Three months ended September 30,		Three months ended September 30,
	2026	2025	2026	2025
Service cost	$0.1	$0.1	$—	$—
Interest cost	0.1	0.6	0.3	0.4
Expected return on plan assets	(0.3)	(0.6)	(0.5)	(0.4)
Net periodic pension expense (benefit)	$(0.1)	$0.1	$(0.2)	$—

	U.S. Plans		International Plans
	Nine months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Service cost	$0.4	$0.3	$—	$—
Interest cost	1.1	1.9	1.1	1.1
Expected return on plan assets	(1.4)	(1.7)	(1.3)	(1.2)
Net periodic pension expense (benefit)	$0.1	$0.5	$(0.2)	$(0.1)
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
The Company issued 180,134 units during the nine months ended September 30, 2026 with a weighted average fair value per unit of $34.81 per unit. During the nine months ended September 30, 2026, 1,180,436 units vested and 43,631 were forfeited. As of September 30, 2026, the total unvested units are 7,345,990. Unrecognized compensation expense related to unvested awards was $83.6 and is expected to be recognized over a weighted-average period of 2.5 years.
Equity appreciation rights expense is included in selling, general, and administrative expenses in the accompanying unaudited condensed consolidated statements of income (loss).
2026 3Q Madison Air 37

Equity appreciation rights cost by award type was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Equity appreciation rights expense - EAR Plan	$—	$5.3	$—	$32.6
Equity appreciation rights expense - Amended EAR Plan	11.3	—	38.0	—
Total Equity appreciation rights expense	$11.3	$5.3	$38.0	$32.6
Note 16. Related Party Transactions
Prior to the IPO, the Predecessor received indirect support from Holdings for certain internal and external corporate activities including, but not limited to, consolidation accounting, tax services, legal, and other Madison Industries corporate and infrastructure related services. This support ceased following the spin-off of the Predecessor from Holdings in connection with the IPO. The Company incurred $10.7 of costs associated with these services during the nine months ended September 30, 2026 and did not incur any such costs following March 31, 2026. For the three and nine months ended September 30, 2025, the Company incurred $4.0 and $12.3, respectively, related to these services. As of September 30, 2026 and December 31, 2025, there were no amounts outstanding related to these services.
In connection with the IPO and related spin-off from Holdings, the Company entered into a Transition Services Agreement ("TSA") with MIH effective April 15, 2026. Under the TSA, MIH provides certain transition services to support the Company's operation as a public company, including tax, information technology and other administrative support services. The Company incurred $0.9 and $1.4 related to TSA services for the three and nine months ended September 30, 2026, respectively, which were recorded in selling, general and administrative expenses in the condensed consolidated statements of income (loss). There were no amounts outstanding related to the TSA services as of September 30, 2026.
During the three and nine months ended September 30, 2026, the Company completed a related-party equity transaction involving Larry Gies and an entity affiliated with Mr. Gies. See Note 1, "Private Placement," for additional information.
Note 17. Earnings Per Share
The Company’s Class A and Class B common stock have identical economic rights, including equal participation in dividends on a per-share basis, and differ only with respect to voting rights. Accordingly, the Company presents EPS on a combined basis as a single class of common stock.

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Income (loss) from continuing operations attributable to common share holders	$107.4	$47.0	$210.2	$106.0
Weighted-average shares outstanding - basic	525,615,165	320,676,155	439,412,571	320,676,155
Effect of dilutive securities	4,571,378	—	2,271,821	—
Weighted-average shares outstanding - diluted	530,186,543	320,676,155	441,684,392	320,676,155
Earnings per share:
Net earnings per share - basic	$0.20	$0.15	$0.48	$0.33
Net earnings per share - diluted	0.20	0.15	0.48	0.33
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
For the three and nine months ended September 30, 2026 and 2025, there were no securities that were anti-dilutive.
Note 18. Product Warranties
The Company provides for estimated product warranty expenses when the Company sells the related products. Product warranty is estimated using historical claims experience, and claims costs may differ from amounts provided.
Changes in accrued warranty costs for the nine months ended September 30, 2026 were as follows:

2026
Beginning balance	$48.5
Warranties recorded at time of sale	21.1
Adjustments to pre-existing warranties	(2.2)
Settlements	(18.5)
Effect of exchange rate changes	(0.1)
Ending balance	$48.8
2026 3Q Madison Air 38

Current estimated warranty costs of $25.4 and $24.5 were recorded within accrued expenses and other current liabilities on the unaudited condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025, respectively. Long-term warranty costs of $23.4 and $24.0 were recorded within other long-term liabilities on the unaudited condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025, respectively. The Company’s warranty period ranges from 1 year to 15 years.
Note 19. Accumulated Other Comprehensive Income
Changes in accumulated other comprehensive income (loss) for the nine months ended September 30, 2026 were as follows:

	Foreign Currency Translation	Defined Benefit Plans	Cash Flow Hedges	Available-for-sale Securities	Total
Balance at December 31, 2025	$(24.4)	$(3.6)	$(1.7)	$—	$(29.7)
Other comprehensive income (loss) before reclassifications	(14.8)	0.2	25.2	—	10.6
Reclassifications:
Realized gains - net(1)	—	(2.5)	(4.3)	—	(6.8)
Exchange of noncontrolling interest for Class A common stock	(3.1)	(0.4)	0.7	—	(2.8)
Income taxes	—	0.5	(3.7)	—	(3.2)
Total other comprehensive income (loss)	(17.9)	(2.2)	17.9	—	(2.2)
Balance at September 30, 2026	$(42.3)	$(5.8)	$16.2	$—	$(31.9)
(1)Amounts represent net gains and losses associated with cash flow hedges and available-for-sale securities that were reclassified to net earnings.
Changes in accumulated other comprehensive income (loss) for the nine months ended September 30, 2025 were as follows:

	Foreign Currency Translation	Defined Benefit Plans	Cash Flow Hedges	Available-for-sale Securities	Total
Balance at December 31, 2024	$(39.7)	$(5.5)	$3.8	$0.6	$(40.8)
Other comprehensive income (loss) before reclassifications	11.6	—	(13.5)	(2.6)	(4.5)
Reclassifications:
Realized gains - net(1)	—	—	7.6	1.9	9.5
Income taxes	—	0.1	1.2	0.1	1.4
Total other comprehensive income (loss)	11.6	0.1	(4.7)	(0.6)	6.4
Balance at September 30, 2025	$(28.1)	$(5.4)	$(0.9)	$—	$(34.4)
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
2026 3Q Madison Air 39

Segment results are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Commercial external sales	$771.8	$554.2	$2,040.4	$1,580.1
Intersegment sales	0.1	—	0.2	0.1
Total Commercial segment sales	771.9	554.2	2,040.6	1,580.2
Segment cost of goods sold(1)	(499.4)	(328.5)	(1,296.2)	(952.0)
Segment selling, general and administrative expenses	(78.5)	(71.4)	(229.4)	(207.3)
Segment EBITDA add-backs(2)	6.5	7.9	19.6	25.7
Commercial segment adjusted EBITDA	200.5	162.2	534.6	446.6
Residential external sales	354.9	344.2	1,001.3	828.3
Intersegment sales	0.6	0.3	3.6	1.0
Total Residential segment sales	355.5	344.5	1,004.9	829.3
Segment cost of goods sold(1)	(206.5)	(212.0)	(590.6)	(523.0)
Segment selling, general and administrative expenses	(50.4)	(48.8)	(150.6)	(122.4)
Segment EBITDA add-backs(2)	6.3	10.2	19.1	25.9
Residential segment adjusted EBITDA	104.9	93.9	282.8	209.8
Total external net sales	1,126.7	898.4	3,041.7	2,408.4
Total segment adjusted EBITDA	305.4	256.1	817.4	656.4
Central and other costs(3)	(7.9)	(4.9)	(20.9)	(7.2)
Allocated Madison Industries costs(4)	—	(4.0)	(10.7)	(12.3)
Segment EBITDA add-backs (excluding depreciation and purchase accounting adjustments)	0.1	(5.9)	0.1	(16.7)
Depreciation	(12.6)	(12.3)	(38.6)	(34.9)
Intangible asset amortization	(39.9)	(40.8)	(121.5)	(100.7)
Restructuring expenses	(1.8)	(0.8)	(4.7)	(3.5)
Equity appreciation rights expense	(11.3)	(5.3)	(38.0)	(32.6)
Transaction related expenses	(17.1)	(0.7)	(21.5)	(12.5)
Interest and financing expenses, net(5)	(36.9)	(100.1)	(212.4)	(255.0)
Other income (expense)(6)	(50.4)	3.1	(50.2)	12.6
Income (loss) from continuing operations before income taxes	$127.6	$84.4	$299.0	$193.6
(1)Exclusive of intangible amortization shown separately.
(2)Segment EBITDA add-backs primarily include adjustments to remove depreciation and non-recurring items. Commercial segment EBITDA add-backs for depreciation were $6.3 and $6.4 for the three months ended September 30, 2026 and 2025, respectively, and $19.5 and $19.0 for the nine months ended September 30, 2026 and 2025, respectively. Residential segment EBITDA add-backs for depreciation were $6.3 and $5.9 for the three months ended September 30, 2026 and 2025, respectively, and $19.1 and $15.9, for the nine months ended September 30, 2026 and 2025, respectively. Commercial segment EBITDA add-backs for purchase accounting adjustments were $1.4 and $3.1 for the three and nine months ended September 30, 2025, respectively. Residential segment EBITDA add-back for purchase accounting adjustments were $4.4 and $9.7 for the three and nine months ended September 30, 2025, respectively.
(3)Primarily includes central selling, general and administrative expenses and gains and losses on foreign currency. For the nine months ended September 30, 2025, this includes a $3.9 gain on legal settlement.
(4)Direct and indirect support from Holdings for certain central activities including, but not limited to consolidation accounting, tax services, legal, and other Holdings central and infrastructure related services.
(5)Includes a $27.7 loss on the extinguishment of debt for the nine months ended September 30, 2026.
(6)Represents non-cash operating gains and losses including, foreign currency transaction on intercompany loans fixed asset disposals, available-for-sale marketable securities, and derivative instruments not classified as hedging instruments. For the three and nine months ended September 30, 2026 other income (expense) included an unrealized loss of $52.2 on derivative instruments.
The following is a summary of net sales by geographic area, based upon the location of the selling business unit:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
U.S	$1,047.7	$792.9	$2,782.8	$2,080.1
Non-U.S
Americas	46.7	74.8	161.8	230.1
Europe	19.0	16.0	55.3	50.7
Asia Pacific	13.3	14.7	41.8	47.5
Total net sales	$1,126.7	$898.4	$3,041.7	$2,408.4
2026 3Q Madison Air 40

The following is a summary of property, plant and equipment by geographic area:

	September 30, 2026	December 31, 2025
U.S	$304.9	$309.7
Non-U.S
Americas	45.0	49.1
Europe	4.0	3.9
Asia Pacific	9.3	9.0
Total property, plant and equipment	$363.2	$371.7
In addition to property, plant, and equipment, definite-lived intangible assets are predominantly domiciled in the U.S.
Note 21. Commitments and Contingencies
The Company may be subject to claims and lawsuits. While any such matters contain an element of uncertainty, management believes that adequate provisions have been recorded and the ultimate disposition or resolution of current claims and lawsuits, if any, will not have a material adverse effect on its consolidated financial position. Liabilities recorded for such contingencies were not material at September 30, 2026 and December 31, 2025.
Exhibits

Exhibit Number	Description
2.1*
Sale and Purchase Agreement, dated August 15, 2026, by and among Madison Air Solutions Corporation, Madison Air Solutions Germany GmbH, Sturm Beteiligungs-GmbH & Co. KG, Ziehl Beteiligungen GmbH & Co. KG and Philippiak Holding GmbH.

2.2
Equity Commitment Letter, dated August 15, 2026, by and between Madison Solutions LLC and Madison Air Solutions Corporation (incorporated by reference to Exhibit 2.2 to the Company’s Form 8-K filed on August 17, 2026).

3.1	Amended and Restated Certificate of Incorporation of Madison Air Solutions Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on April 17, 2026).
3.2	Amended and Restated Bylaws of Madison Air Solutions Corporation (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed on April 17, 2026).
10.1*
Eighth Amendment Credit and Guaranty Agreement, dated as of August 25, 2026 among Madison IAQ LLC, as borrower, Madison IAQ II LLC and certain subsidiaries of the borrower, as guarantors, and Wells Fargo Bank, National Association, as administrative agent.

10.2
Form of Securities Purchase Agreement, dated August 25, 2026, by and among Madison Air Solutions Corporation and the investors party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 25, 2026).

10.3
Securities Purchase Agreement, dated August 25, 2026, by and between Madison Air Solutions Corporation and Larry Gies (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on August 25, 2026).

10.4
Form of Registration Rights Agreement, dated August 25, 2026, by and among Madison Air Solutions Corporation and the investors party thereto (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on August 25, 2026).

10.5	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on August 25, 2026).
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer Pursuant to Rule 1350.
99.1*	Unaudited Pro Forma Condensed Combined Financial Information for the three and nine months ended September 30, 2026.
101*	The following material from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in IXBRL (Inline Extensible Business Reporting Language): (1) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income (Loss), (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Shareholders' Equity (Deficit) and Noncontrolling Interests, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to the Condensed Consolidated Financial Statements.
104*	Cover Page Interactive Data File (embedded within the iXBRL document and contained in Exhibit 101).
* Filed herewith
2026 3Q Madison Air 41

Form 10-Q Cross Reference Index

		Page(s)
Part I - FINANCIAL INFORMATION
Item 1.	Financial Statements	20 - 41
Item 2.	Management's Discussion and Analysis and Financial Condition and Results of Operations	4 - 17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17 - 18
Item 4.	Controls and Procedures	18 - 19
Part II - OTHER INFORMATION
Item 1.	Legal Proceedings	19
Item 1A.	Risk Factors	Not applicable(1)
Item 2.	Unregistered Sales of Equity and Use of Proceeds	19
Item 3.	Defaults Upon Senior Securities	Not applicable
Item 4.	Mine Safety Disclosures	Not applicable
Item 5.	Other Information	18
Item 6.	Exhibits	41
Signatures		42
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

Madison Air Solutions Corporation (Registrant)

Date:	November 5, 2026	By:	/s/ JILL WYANT
Jill Wyant
President and Chief Executive Officer

		By:	/s/ JJ FOLEY
JJ Foley
Chief Financial Officer
2026 3Q Madison Air 42